Form 10QSB
period 1999-12-31
FIRST INDIA DIVERSIFIED HOLDINGS INC
filed 2001-06-20
CIK 1094735

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999

                                   ----------

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE EXCHANGE ACT OF 1934

                        For the transition period from to

                                   ----------

                        Commission File Number 000-27949

                                   ----------

                     First India Diversified Holdings, Inc.

                                   ----------

        (Exact name of small business issuer as specified in its charter)

             New York                                     06-1551283
  (State of other jurisdiction                 (IRS Employer Identification No.)
of incorporation or organization)

                     First India Diversified Holdings, Inc.
                              257-10 Union Turnpike
                           Floral Park, New York 11004
                                (888) 238-6400

                                   ----------

                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.     Yes       No  X

State number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date. As of December 31, 1999, 61,000,000 shares of the registrant's no par value common stock were issued and outstanding.

            Transmittal Small Business Disclosure Format (check one):

         Yes X                                                      No

FIRST INDIA DIVERSIFIED HOLDINGS, INC.

TABLE OF CONTENTS

                                                                            Page

REVIEW REPORT OF INDEPENDENT ACCOUNTANT                                       1

FINANCIAL STATEMENTS

         Balance Sheet as of December 31, 1999                                2
         Statement of Operations for the three months
              ended December 31, 1999 and for the period
              July 2, 1999 (inception) to December 31, 1999                   3
         Statement of Stockholders' Equity for the three
              months  ended December 31, 1999                                 4
         Statement of Cash Flows for the three months
              ended December 31, 1999 and for the period
              July 2, 1999 (inception) to December 31, 1999                   5
         Notes to Financial Statements                                        6

                      FIRST INDIA DIVERSIFIED HOLDING, INC.
                          (A Development Stage Company)

                          REVIEWED FINANCIAL STATEMENTS
                                   (Unaudited)

                    Three months ended December 31, 1999 and
                   For The Period July 2, 1999 (Inception) to
                                December 31, 1999

     Aaron Stein
CERTIFIED PUBLIC ACCOUNT

                                                                981 ALLEN LANE
                                                                 P.O. BOX 406
                                                              WOODMERE, NY 11598
                                                                 516-569-0520

To the Board of Directors and Stockholders'
  First India Diversified Holdings, Inc.

I have reviewed the accompanying balance sheet of First India Diversified Holdings, Inc. (a development stage enterprise) as of December 31, 1999 and the related statements of operations, stockholders' equity (deficit) and cash flows for the three months ended December 31, 1999 and for the period from July 2, 1999 (inception) to December 31, 1999. These financial statements are the responsibility of the Company's management.

I conducted my review in accordance with the standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as whole.

Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

Aaron Stein
Woodmere, New York
May 28, 2001

FIRST INDIA DIVERSIFIED HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
DECEMBER 31, 1999
(Unaudited)

ASSETS

Current assets

     Cash and cash equivalents                                         $ 96,768
                                                                       --------

                                                                       $ 96,768
                                                                       ========

LIABILITIES AND STOCKHOLDRS' EQUITY

Liabilities                                                            $     --
                                                                       --------

Stockholders' Equity

     Common stock, $0.0001 par value,
         100,000,000 shares authorized,
         61,000,000 shares issued and outstanding                         6,100

     Additional paid-in capital                                          99,000

     Deficit accumulated during the development stage                    (8,332)
                                                                       --------

                                                                       $ 96,768
                                                                       ========

   See accompanying accountants' review report and notes to financial statements

FIRST INDIA DIVERSIFIED HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS

                                                                             Three Months               July 2, 1999
                                                                                Ended                  (Inception) to
                                                                          December 31, 1999           December 31, 1999
                                                                          -----------------           -----------------
                                                                             (Unaudited)                 (Unaudited)

REVENUES                                                                     $         --                $         --

EXPENSES                                                                            8,332                       8,332
                                                                             ------------                ------------

INCOME BEFORE PROVISION FOR
     INCOME TAXES                                                                  (8,332)                     (8,332)

INCOME TAX EXPENSE                                                                     --                          --
                                                                             ------------                ------------

NET INCOME (LOSS)                                                            $     (8,332)               $     (8,332)
                                                                             ============                ============

LOSS PER SHARE
     BASIC                                                                        nil                         nil

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                                    61,000,000                  61,000,000

  See accompanying accountants' review report and notes to financial statements

FIRST INDIA DIVERSIFIED HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS EQUITY
JULY 2, 1999 (INCEPTION) TO DECEMBER 31, 1999
(Unaudited)


                                                           Common Stock               Additional
                                                    ---------------------------         Paid-In        Accumulated
                                                      Shares           Amount           Capital           Deficit           Total
                                                    ----------       ----------       ----------       -----------        ----------
Subscription to common stock
     at par value                                   51,000,000       $    5,100       $       --       $       --        $    5,100

Subscription to common stock
     at $.01 per share                              10,000,000            1,000           99,000               --           100,000

Net Income- September 30, 1999                              --               --               --               --                --
                                                    ----------       ----------       ----------       ----------        ----------

Balance-September 30, 1999                          61,000,000            6,100           99,000          105,100

Net Loss-December 31, 1999                                  --               --               --           (8,332)           (8,332)
                                                    ----------       ----------       ----------       ----------        ----------

Balance-December 31, 1999                           61,000,000       $    6,100       $   99,000       $   (8,332)       $   96,768
                                                    ==========       ==========       ==========       ==========        ==========

  See accompanying accountants' review report and notes to financial statements

FIRST INDIA DIVERSIFIED HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS

                                                                      Three Months              July 2, 1999
                                                                          Ended                (Inception) to
                                                                    December 31, 1999        December 31, 1999
                                                                    -----------------        -----------------
                                                                       (Unaudited)              (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss                                                          $  (8,332)                $  (8,332)
     Adjustments to reconcile net loss to cash
         used in operating activities:                                        --                         --
                                                                       ---------                  ---------

            Net cash used in operating activities                         (8,332)                    (8,332)
                                                                       ---------                  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of common stock                                            105,100                    105,100
                                                                       ---------                  ---------

            Net increase in cash and cash equivalents                     96,768                     96,768

CASH AND CASH EQUIVALENTS, Beginning                                          --                         --
                                                                       ---------                  ---------

CASH AND CASH EQUIVALENTS, Ending                                      $  96,768                  $  96,768
                                                                       =========                  =========

Supplemental disclosure of cash flow information
         Interest paid                                                 $      --                  $      --
                                                                       =========                  =========

         Income taxes paid                                             $      --                  $      --
                                                                       =========                  =========

  See accompanying accountants' review report and notes to financial statements

                     FIRST INDIA DIVERSIFIED HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

Note 1: Organization, Business and Significant Accounting Policies

      Organization

      First India Diversified Holdings, Inc. (the "Company") was incorporated on July 2, 1999 under the laws of the State of New York to engage in any lawful corporate activity, including, but not limited to, selected mergers and acquisitions. The Company has sold 10,000,000 shares of Common Stock in a "private placement" pursuant to Rule 504 of the Securities Act of 1933. The Company is authorized to issue 61,000,000 shares of Common Stock with a par value of $0.0001 per share.

      Business

      First India Diversified Holdings, Inc. has been in the developmental stage since inception and has no operations to date. The Company is a blank check company as defined by the Securities and Exchange Commission. The definition of a blank check company is one which has no specific business or plan other than to consummate an acquisition of or merge into another business entity.

      Significant accounting policies

      Use of Estimates in Financial Statements - Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenue and expenses. Actual results could vary from the estimates that were used.

      Cash and Cash Equivalents - For purposes of reporting cash flows, the Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, as cash and equivalents in the accompanying balance sheet.

      Income Taxes - The provision for income taxes are computed based on the pretax loss included in the Statement of Operations. The asset and liability approach is used to recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases od assets and liabilities.

      Earnings per Common Share - Basic loss per common share is computed using the weighted average number of common shares outstanding during the year.

Item II MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

The following discussion of the results of operations and financial condition should be read in conjunction with the audited financial statements and related notes appearing under the caption "Financial Statements".

The Company did not have any revenues during the period from inception (July 2, 1999) to December 31, 1999. The Company incurred aggregate expenses of $8,332 from inception to December 31, 1999. These expenses relate to evaluation of proposed transactions. The Company had minor amounts of dividend income which slightly reduced its loss from the amount of expenses incurred.

Liquidity and Capital Resources

The Company had total assets of $96,768 on December 31, 1999. The Company believes is has sufficient resources to meet its needs while evaluating business opportunities. The Company will need to raise additional substantial capital in order to effectuate any of the transactions it is evaluating. There is no assurance that these efforts to raise additional capital will be successful nor any assurance that the Company's actual capital needs will not be greater than anticipated, or that the Company will generate revenues to fund its operations in the absence of other sources.

PART II-OTHER INFORMATION

The statements in this quarterly report on Form 10-QSB that are not historical constitute "forward-looking statements". Said forward-looking statements involve risks and uncertainties which may cause the actual results, performance or achievements of the Company and its subsidiaries to be materially different from any future results, performance or achievements, expressed or implied by such forward-looking statements. These forward-looking statements are identified by their use of such terms and phrases as "expects", "intends", "goals", "estimates", "projects", "plans", "anticipates", "should", "future", "believes", and "scheduled".

The variables which may cause differences include, but are not limited to, the following: general economic and business conditions; competition; success of operating initiatives; operating costs; advertising and promotional efforts; the existence or absence of adverse publicity; changes in business strategy or development plans; the ability to retain management; availability, terms, and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employment benefit costs; availability and costs of raw materials and supplies; and changes in, or failure to comply with various government regulations. Although the Company believes that the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this filing will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any person that the objectives and expectations of the Company will be achieved.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

Exhibit                                                  Description of Exhibits
-------                                                  -----------------------

  None

(b) Reports on Form 8-K

  None

SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          First India Diversified Holdings, Inc.

Date:  May 30, 2001                       /s/ David Griffith
                                          --------------------------------------
                                          David Griffith, President