Form 10QSB
period 2000-06-30
FIRST INDIA DIVERSIFIED HOLDINGS INC
filed 2001-06-20
CIK 1094735

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                  -------------

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE EXCHANGE ACT OF 1934

                        For the transition period from to

                                  -------------

                        Commission File Number 000-27949

                                  -------------

                     First India Diversified Holdings, Inc.

                                  -------------

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

                                  -------------

                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes    No X

State number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date. As of June 30, 2000, 61,000,000 shares of the registrant's no par value common stock were issued and outstanding.

            Transmittal Small Business Disclosure Format (check one):


                       Yes X                         No

FIRST INDIA DIVERSIFIED HOLDINGS, INC.

TABLE OF CONTENTS

                                                                            Page


REVIEW REPORT OF INDEPENDENT ACCOUNTANT                                        1

FINANCIAL STATEMENTS

         Balance Sheet     as of June 30, 2000                                 2
         Statement of Operations for the three months
              and nine months ended June 30, 2000 and
              for the period  July 2, 1999 (inception)
              to June 30, 2000                                                 3
         Statement of Stockholders' Equity for the nine
              months  ended June 30, 2000 and for the
              period July 2, 1999 (inception) to
              June 30, 2000                                                    4
         Statement of Cash Flows for the nine months
              ended June 30, 2000 and for the period
              July 2, 1999 (inception) to June 30, 2000                        5
         Notes to Financial Statements                                         6

                      FIRST INDIA DIVERSIFIED HOLDING, INC.
                          (A Development Stage Company)

                          REVIEWED FINANCIAL STATEMENTS
                                   (Unaudited)

                       Nine months ended June 30, 2000 and
                   For The Period July 2, 1999 (Inception) to
                                  June 30, 2000

     Aaron Stein
CERTIFIED PUBLIC ACCOUNT
                                                               981 ALLEN LANE
                                                                P.O. BOX 406
                                                             WOODMERE, NY 11598
                                                                516-569-0520

To the Board of Directors and Stockholders'
     First India Diversified Holdings, Inc.

I have reviewed the accompanying balance sheet of First India Diversified Holdings, Inc. (a development stage enterprise) as of June 30, 2000 and the related statements of operations, stockholders' equity (deficit) and cash flows for the nine months ended June 30, 2000 and for the period from July 2, 1999 (inception) to June 30, 2000.
These financial statements are the responsibility of the Company's management.

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


Aaron Stein
Woodmere, New York
May 28, 2001

FIRST INDIA DIVERSIFIED HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
JUNE 30, 2000
(Unaudited)


ASSETS

Current assets
     Cash and cash equivalents                                         $ 30,543
                                                                       --------
                                                                       $ 30,543
                                                                       ========
LIABILITIES AND STOCKHOLDRS' EQUITY

Liabilities                                                            $   --
                                                                       --------
Stockholders' Equity
     Common stock, $0.0001 par value,
         100,000,000 shares authorized,
         61,000,000 shares issued and outstanding                         6,100
     Additional paid-in capital                                          99,000
     Deficit accumulated during the development stage                   (74,557)
                                                                       --------
                                                                       $ 30,543
                                                                       ========

 See accompanying accountants' review report and notes to financial statements.

FIRST INDIA DIVERSIFIED HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS

                              Three Months      Nine Months       July 2, 1999
                                 Ended             Ended         (Inception) to
                             June 30, 2000     June 30, 2000     June 30, 2000
                             -------------     -------------     --------------
                              (Unaudited)       (Unaudited)       (Unaudited)

REVENUES                      $       --       $       --         $       --

EXPENSES                            43,795           74,557             74,557
                              ------------     ------------       ------------
INCOME BEFORE PROVISION FOR
     INCOME TAXES                   43,795           74,557             74,557

INCOME TAX EXPENSE                    --               --                 --
                              ------------     ------------       ------------
NET INCOME (LOSS)             $    (43,795)    $    (74,557)      $    (74,557)
                              ============     ============       ============
LOSS PER SHARE
     BASIC                          nil              nil                nil

AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING            61,000,000       61,000,000         61,000,000

 See accompanying accountants' review report and notes to financial statements.

FIRST INDIA DIVERSIFIED HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS EQUITY
JULY 2, 1999 (INCEPTION) TO JUNE 30, 2000
(Unaudited)

                                        Common Stock        Additional
                                 -----------------------     Paid-In    Accumulated
                                   Shares       Amount       Capital      Deficit        Total
                                 ----------   ----------   ----------   ------------  ----------
Subscription to common stock
     at par value                51,000,000   $    5,100   $     --     $     --      $    5,100

Subscription to common stock
     at $.01 per share           10,000,000        1,000       99,000         --         100,000

Net Income- September 30, 1999         --           --           --           --            --
                                 ----------   ----------   ----------   ----------    ----------
Balance-September 30, 1999       61,000,000        6,100       99,000         --         105,100

Net Loss-June 30, 2000                 --           --           --        (74,557)      (74,557)
                                 ----------   ----------   ----------   ----------    ----------
Balance- June 30, 2000           61,000,000   $    6,100   $   99,000   $  (74,557)   $   30,543
                                 ==========   ==========   ==========   ==========    ==========

 See accompanying accountants' review report and notes to financial statements.

FIRST INDIA DIVERSIFIED HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS

                                                   Nine Months     July 2, 1999
                                                      Ended       (Inception) to
                                                  June 30, 2000   June 30, 2000
                                                 --------------   --------------
                                                   (Unaudited)     (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss                                       $ (74,557)      $ (74,557)
     Adjustments to reconcile net loss to cash
         used in operating activities:                   --              --
                                                    ---------       ---------
            Net cash used in operating activities     (74,557)        (74,557)
                                                    ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of common stock                         105,100         105,100
                                                    ---------       ---------

            Net increase in cash and cash
              equivalents                              30,543          30,543

CASH AND CASH EQUIVALENTS, Beginning                     --              --
                                                    ---------       ---------
CASH AND CASH EQUIVALENTS, Ending                   $  30,543       $  30,543
                                                    =========       =========

Supplemental disclosure of cash flow information
         Interest paid                              $    --         $    --
                                                    =========       =========
         Income taxes paid                          $    --         $    --
                                                    =========       =========

  See accompanying accountants' review report and notes to financial statements

                     FIRST INDIA DIVERSIFIED HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000


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

The Company did not have any revenues during the period from inception (July 2, 1999) to June 30, 2000. The Company incurred aggregate expenses of $43,795 from inception and $74,557 in the most recent quarter. These expenses relate to evaluation of proposed transactions. The Company had minor amounts of dividend income which slightly reduced its loss from the amount of expenses incurred.

Liquidity and Capital Resources

The Company had total assets of $30,543 on June 30, 2000. The Company believes is has sufficient resources to meet its needs while evaluating business opportunities. The Company will need to raise additional substantial capital in order to effectuate any of the transactions it is evaluating. There is no assurance that these efforts to raise additional capital will be successful nor any assurance that the Company's actual capital needs will not be greater than anticipated, or that the Company will generate revenues to fund its operations in the absence of other sources.

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


                                        First India Diversified Holdings, Inc.

                                        /s/ David Griffith
Date:  May  30, 2001                    --------------------------------------
--------------------                    David Griffith, President