Form 10QSB
period 2000-09-30
FIRST INDIA DIVERSIFIED HOLDINGS INC
filed 2001-06-20
CIK 1094735

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                                   (Mark One)

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                   ----------

            |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE EXCHANGE ACT OF 1934

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

                                   ----------

                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes |_|   No X

State number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date. As of September 30, 2000, 61,000,000 shares of the registrant's no par value common stock were issued and outstanding.

            Transmittal Small Business Disclosure Format (check one):

                Yes X                                  No

FIRST INDIA DIVERSIFIED HOLDINGS, INC.

TABLE OF CONTENTS

                                                                            Page

REPORT OF INDEPENDENT ACCOUNTANT                                              1

FINANCIAL STATEMENTS

  Balance Sheets as of September 30, 2000 and 1999                            2

  Statement of Operations for the year ended
    September 30, 2000 and for the period
    July 2, 1999 (inception) to September 30, 1999
    and September 30, 2000                                                    3

  Statement of Stockholders' Equity for the year ended September 30, 2000 and for the period

  July 2, 1999 (inception) to September 30, 1999                              4
    Statement of Cash Flows for the year ended
    September 30, 2000 and for the period
    July 2, 1999 (inception) to September 30, 1999
    and September 30, 2000                                                    5

  Notes to Financial Statements                                              6-7

                      FIRST INDIA DIVERSIFIED HOLDING, INC.
                          (A Development Stage Company)

                                     AUDITED
                              FINANCIAL STATEMENTS

                        Year ended September 30, 2000 and
                   For The Periods July 2, 1999 (Inception) to
                           September 30, 1999 and 2000

      Aaron Stein
CERTIFIED PUBLIC ACCOUNT

                                                                981 ALLEN LANE
                                                                 P.O. BOX 406
                                                              WOODMERE, NY 11598
                                                                 516-569-0520

To the Board of Directors and Stockholders'
   First India Diversified Holdings, Inc.

I have audited the accompanying balance sheets of First India Diversified Holdings, Inc. (a development stage enterprise) as of September 30, 2000 and 1999, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year ended September 30, 2000 and for the periods from July 2, 1999 (inception) to September 30, 1999 and from July 2, 1999 (inception) to September 30, 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First India Diversified Holdings, Inc. (a development stage enterprise) as of September 30, 2000 and 1999, and the results of its operations and its cash flows for the year ended September 30, 2000 and for the periods from July 2, 1999 (inception) to September 30, 1999 and from July 2, 1999 (inception) to September 30, 2000 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aaron Stein
Woodmere, New York
May 28, 200

FIRST INDIA DIVERSIFIED HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

                                                              September 30,
                                                          ----------------------
                                                            2000         1999
                                                          ---------    ---------

ASSETS

Current assets

  Cash and cash equivalents                               $    --      $    --
  Stock subscriptions receivable                               --        105,100
                                                          ---------    ---------

     Total current assets                                      --        105,100
                                                          ---------    ---------

LIABILITIES AND STOCKHOLDRS' EQUITY

Liabilities                                               $    --      $    --

Stockholders' Equity
  Common stock, $0.0001 par value,
     100,000,000 shares authorized,
     61,000,000 shares issued and outstanding                 6,100        6,100
  Additional paid-in capital                                 99,000       99,000
  Deficit accumulated during the development stage         (105,100)        --
                                                          ---------    ---------

                                                          $    --      $ 105,100
                                                          =========    =========

      See accompanying accountants' notes to financial statements

FIRST INDIA DIVERSIFIED HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS

                                      Year Ended     July 2, 1999 (Inception) to
                                     September 30,          September 30,
                                     -------------   ---------------------------
                                         2000           1999           2000
                                     -------------   -----------   -------------

REVENUES                             $       --      $     --     $       --

EXPENSES                                  105,100          --          105,100
                                     ------------    ----------   ------------

INCOME BEFORE PROVISION FOR
     INCOME TAXES                        (105,100)         --         (105,100)

INCOME TAX EXPENSE                           --            --             --
                                     ------------    ----------   ------------

NET INCOME (LOSS)                    $   (105,100)   $     --     $   (105,100)
                                     ============    ==========   ============

LOSS PER SHARE
     BASIC                                 nil           nil            nil

AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING         61,000,000    61,000,000     61,000,000

           See accompanying accountants' notes to financial statements

FIRST INDIA DIVERSIFIED HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS EQUITY

                                                           Common Stock               Additional
                                                    ---------------------------        Paid-In        Accumulated
                                                      Shares           Amount          Capital          Deficit            Total
                                                    ----------       ----------       ----------      -----------        ----------
Subscription to common stock
  at par value                                      51,000,000       $    5,100       $     --         $     --          $    5,100

Subscription to common stock
  at $.01 per share                                 10,000,000            1,000           99,000             --             100,000

Net Income- September 30, 1999                            --               --               --               --                --
                                                    ----------       ----------       ----------       ----------        ----------

Balance-September 30, 1999                          61,000,000            6,100           99,000          105,100

Net Loss-September 30, 2000                               --               --               --           (105,100)         (105,100)
                                                    ----------       ----------       ----------       ----------        ----------

Balance-September 30, 2000                          61,000,000       $    6,100       $   99,000       $ (105,100)       $     --
                                                    ==========       ==========       ==========       ==========        ==========

           See accompanying accountants' notes to financial statements

FIRST INDIA DIVERSIFIED HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS

                                      Year Ended     July 2, 1999 (Inception) to
                                     September 30,          September 30,
                                     -------------   ---------------------------
                                          2000           1999          2000
                                     -------------   -----------    ------------

CASH FLOWS FROM OPERATING
  ACTIVITIES:

  Net loss                             $(105,100)      $    --      $(105,100)
  Adjustments to reconcile net
    loss to cash used in
    operating activities:                   --              --           --
                                       ---------       ---------    ---------

      Net cash used in operating
        activities                      (105,100)           --       (105,100)
                                       ---------       ---------    ---------

CASH FLOWS FROM FINANCING
  ACTIVITIES:

  Issuance of common stock               105,100            --        105,100
                                       ---------       ---------    ---------

     Net increase in cash and cash
       equivalents                          --              --           --

CASH AND CASH EQUIVALENTS, Beginning        --              --           --
                                       ---------       ---------    ---------

CASH AND CASH EQUIVALENTS, Ending      $    --         $    --      $    --
                                       =========       =========    =========

Supplemental disclosure of cash
  flow information
    Interest paid                      $    --         $    --      $    --
                                       =========       =========    =========

    Income taxes paid                  $    --         $    --      $    --
                                       =========       =========    =========

           See accompanying accountants' notes to financial statements

                     FIRST INDIA DIVERSIFIED HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

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

                     FIRST INDIA DIVERSIFIED HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

Note 2: Going Concern Consideration

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has no operating history nor any revenues or earnings from operations. The Company will, in all likelihood, sustain operating expenses without corresponding revenues, until the consummation of a business combination. The Company's lack of financial resources and liquidity at September 30, 2000 raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has been dependent upon raising equity funding to remain in existence and will continue to be dependent upon such funding until a business combination has been consummated.

Item II MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

The following discussion of the results of operations and financial condition should be read in conjunction with the audited financial statements and related notes appearing under the caption "Financial Statements".

The Company did not have any revenues during the period from inception (July 2, 1999) to September 30, 2000. The Company incurred aggregate expenses of $105,100 from inception to September 30, 2000. These expenses relate to evaluation of proposed transactions. The Company had minor amounts of dividend income which slightly reduced its loss from the amount of expenses incurred.

Liquidity and Capital Resources

The Company had total assets of $105,100 on September 30, 2000. The Company believes is has sufficient resources to meet its needs while evaluating business opportunities. The Company will need to raise additional substantial capital in order to effectuate any of the transactions it is evaluating. There is no assurance that these efforts to raise additional capital will be successful nor any assurance that the Company's actual capital needs will not be greater than anticipated, or that the Company will generate revenues to fund its operations in the absence of other sources.

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