Form 10QSB
period 2000-12-31
FIRST INDIA DIVERSIFIED HOLDINGS INC
filed 2001-06-20
CIK 1094735

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000

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

State number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date. As of December 31, 2000, 61,000,000 shares of the registrant's no par value common stock were issued and outstanding.

            Transmittal Small Business Disclosure Format (check one):

           Yes X                                                 No

FIRST INDIA DIVERSIFIED HOLDINGS, INC.

TABLE OF CONTENTS

                                                                         Page

REVIEW REPORT OF INDEPENDENT ACCOUNTANT                                    1

FINANCIAL STATEMENTS

         Balance Sheet     as of December 31, 2000                         2
         Statement of Operations for the three months
              ended December 31, 2000 and for the period
              July 2, 1999 (inception) to December 31, 2000                3
         Statement of Stockholders' Equity for the three
              months  ended December 31, 2000                              4
         Statement of Cash Flows for the three months
              ended December 31, 2000 and for the period
              July 2, 1999 (inception) to December 31, 2000                5
         Notes to Financial Statements                                    6-7

                      FIRST INDIA DIVERSIFIED HOLDING, INC.
                          (A Development Stage Company)

                          REVIEWED FINANCIAL STATEMENTS
                                   (Unaudited)

                    Three months ended December 31, 2000 and
                   For The Period July 2, 1999 (Inception) to
                                December 31, 2000

Aaron Stein
CERTIFIED PUBLIC ACCOUNT

                                                          981 ALLEN LANE
                                                           P.O. BOX 406
                                                        WOODMERE, NY 11598
                                                           516-569-0520

To the Board of Directors and Stockholders'
   First India Diversified Holdings, Inc.

I have reviewed the accompanying balance sheet of First India Diversified Holdings, Inc. (a development stage enterprise) as of December 31, 2000 and the related statements of operations, stockholders' equity (deficit) and cash flows for the three months ended December 31, 2000 and for the period from July 2, 1999 (inception) to December 31, 2000. These financial statements are the responsibility of the Company's management.

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

Aaron Stein
Woodmere, New York
May 28, 2001

FIRST INDIA DIVERSIFIED HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
DECEMBER 31, 2000
(Unaudited)

ASSETS

Current assets
     Cash and cash equivalents                                        $      --
                                                                      ---------
                                                                      $      --
                                                                      =========
LIABILITIES AND STOCKHOLDRS' EQUITY

Liabilities                                                           $      --
                                                                      ---------
Stockholders' Equity
     Common stock, $0.0001 par value,
         100,000,000 shares authorized,
         61,000,000 shares issued and outstanding                         6,100
     Additional paid-in capital                                          99,000
     Deficit accumulated during the development stage                  (105,100)
                                                                      ---------
                                                                      $      --
                                                                      =========

  See accompanying accountants' review report and notes to financial statements

FIRST INDIA DIVERSIFIED HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS

                                             Three Months       July 2, 1999
                                                Ended          (Inception) to
                                          December 31, 2000   December 31, 2000
                                          -----------------   -----------------
                                             (Unaudited)         (Unaudited)

REVENUES                                       $       --        $         --

EXPENSES                                               --             105,100
                                               ----------        ------------

INCOME BEFORE PROVISION FOR
     INCOME TAXES                                      --                  --

INCOME TAX EXPENSE                                     --                  --
                                               ----------        ------------

NET INCOME (LOSS)                              $       --        $   (105,100)
                                               ==========        ============

LOSS PER SHARE
     BASIC                                         nil                 nil

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING    61,000,000           61,000,000

  See accompanying accountants' review report and notes to financial statements

FIRST INDIA DIVERSIFIED HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS EQUITY
(Unaudited)

                                                         Additional
                               Common Stock               Paid-In    Accumulated
                                  Shares      Amount      Capital      Deficit           Total
                               ------------   ------     ----------  -----------         -----
Subscription to common stock
     at par value               51,000,000    $5,100      $    --      $      --       $   5,100

Subscription to common stock
     at $.01 per share          10,000,000     1,000       99,000             --         100,000

Net Income- September 30, 1999          --        --           --             --              --
                                ----------    ------      -------      ---------       ---------
Balance-September 30, 1999      61,000,000     6,100       99,000        105,100

Net Loss-September 30, 2000             --        --           --       (105,100)       (105,100)
                                ----------    ------      -------      ---------       ---------
Balance-September 30, 2000      61,000,000     6,100       99,000       (105,100)             --

Net loss-December 31, 2000              --        --           --             --              --
                                ----------    ------      -------      ---------       ---------
Balance-December 31, 2000       61,000,000    $6,100      $99,000      $(105,100)      $      --
                                ==========    ======      =======      =========       =========

  See accompanying accountants' review report and notes to financial statements

FIRST INDIA DIVERSIFIED HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS

                                                             Three Months          July 2, 1999
                                                                 Ended            (Inception) to
                                                           December 31, 2000    December 31, 2000
                                                           -----------------    -----------------
                                                              (Unaudited)          (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss                                              $              --    $        (105,100)
     Adjustments to reconcile net loss to cash
         used in operating activities:                                    --                   --
                                                           -----------------    -----------------
            Net cash used in operating activities                         --             (105,100)
                                                           -----------------    -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of common stock                                             --              105,100
                                                           -----------------    -----------------
            Net increase in cash and cash equivalents                     --                   --

CASH AND CASH EQUIVALENTS, Beginning                                      --                   --
                                                           -----------------    -----------------
CASH AND CASH EQUIVALENTS, Ending                          $              --    $              --
                                                           -----------------    -----------------
Supplemental disclosure of cash flow information
         Interest paid                                     $              --    $              --
                                                           =================    =================
         Income taxes paid                                 $              --    $              --
                                                           =================    =================

  See accompanying accountants' review report and notes to financial statements

                     FIRST INDIA DIVERSIFIED HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

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

                     FIRST INDIA DIVERSIFIED HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

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

The Company did not have any revenues during the period from inception (July 2, 1999) to December 31, 2000. The Company incurred aggregate expenses of $105,100 from inception to December 31, 2000. These expenses relate to evaluation of proposed transactions. The Company had minor amounts of dividend income which slightly reduced its loss from the amount of expenses incurred.

Liquidity and Capital Resources

The Company had no assets on December 31, 2000. The Company will need to raise substantial capital in order to effectuate any of the transactions it is evaluating. There is no assurance that these efforts to raise additional capital will be successful nor any assurance that the Company's actual capital needs will not be greater than anticipated, or that the Company will generate revenues to fund its operations in the absence of other sources.

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

                                          First India Diversified Holdings, Inc.

Date:  May 30, 2001                       /s/ David Griffith
-------------------                       --------------------------------------
                                          David Griffith, President