Form 10QSB
period 2001-03-31
FIRST INDIA DIVERSIFIED HOLDINGS INC
filed 2001-06-20
CIK 1094735

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

State number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date. As of March 31, 2001, 61,000,000
shares  of  the   registrant's  no  par  value  common  stock  were  issued  and outstanding.

            Transmittal Small Business Disclosure Format (check one):

          Yes X                                                      No

FIRST INDIA DIVERSIFIED HOLDINGS, INC.

TABLE OF CONTENTS

                                                                            Page

REVIEW REPORT OF INDEPENDENT ACCOUNTANT                                       1

FINANCIAL STATEMENTS

         Balance Sheet as of March 31, 2001                                   2
         Statement of Operations for the three months
              and  six months ended March 31, 2001 and
              for the period  July 2, 1999 (inception)
              to March 31, 2001                                               3
         Statement of Stockholders' Equity for the six
              months  ended March 31, 2001 and for the
              period July 2, 1999 (inception ) to
              March 31, 2001                                                  4
         Statement of Cash Flows for the six months
              ended March 31, 2001 and for the period
              July 2, 1999 (inception) to March 31, 2001                      5
         Notes to Financial Statements                                       6-7

                      FIRST INDIA DIVERSIFIED HOLDING, INC.
                          (A Development Stage Company)

                          REVIEWED FINANCIAL STATEMENTS
                                   (Unaudited)

                       Six months ended March 31, 2001 and
                   For The Period July 2, 1999 (Inception) to
                                 March 31, 2001

      Aaron Stein
CERTIFIED PUBLIC ACCOUNT

                                                                981 ALLEN LANE
                                                                 P.O. BOX 406
                                                              WOODMERE, NY 11598
                                                                 516-569-0520

To the Board of Directors and Stockholders'
  First India Diversified Holdings, Inc.

I have reviewed the accompanying balance sheet of First India Diversified Holdings, Inc. (a development stage enterprise) as of March 31, 2001 and the related statements of operations, stockholders' equity (deficit) and cash flows for the six months ended March 31, 2001 and for the period from July 2, 1999 (inception) to March 31, 2001. These financial statements are the responsibility of the Company's management.

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

FIRST INDIA DIVERSIFIED HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
MARCH 31, 2001
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
                                                                      =========

  See accompanying accountants' review report and notes to financial statements

FIRST INDIA DIVERSIFIED HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS

                                                                  Three Months         Six Months          July 2, 1999
                                                                     Ended               Ended            (Inception) to
                                                                 March 31, 2001      March 31, 2001       March 31, 2001
                                                                 --------------      --------------       --------------
                                                                  (Unaudited)         (Unaudited)          (Unaudited)

REVENUES                                                          $       --           $       --           $         --

EXPENSES                                                                  --                   --               (105,100)
                                                                  ----------           ----------           ------------

INCOME BEFORE PROVISION FOR
     INCOME TAXES                                                         --                   --               (105,100)

INCOME TAX EXPENSE                                                        --                   --                     --
                                                                  ----------           ----------           ------------

NET INCOME (LOSS)                                                 $       --           $       --           $   (105,100)
                                                                  ==========           ==========           ============
LOSS PER SHARE
     BASIC                                                           nil                  nil                    nil

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                       61,000,000           61,000,000             61,000,000

  See accompanying accountants' review report and notes to financial statements

FIRST INDIA DIVERSIFIED HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS EQUITY
(Unaudited)

                                     Common Stock      Additional
                                --------------------    Paid-In    Accumulated
                                  Shares      Amount    Capital      Deficit       Total
                                ----------    ------    -------     --------     ---------
Subscription to common stock
     at par value               51,000,000    $5,100    $    --    $      --     $   5,100

Subscription to common stock
     at $.01 per share          10,000,000     1,000     99,000           --       100,000

Net Income-September 30, 1999           --        --         --           --            --
                                ----------    ------    -------    ---------     ---------
Balance-September 30, 1999      61,000,000     6,100     99,000                    105,100

Net Loss-September 30, 2000             --        --         --     (105,100)     (105,100)
                                ----------    ------    -------    ---------     ---------
Balance-September 30, 2000      61,000,000     6,100     99,000     (105,100)           --

Net loss-March 31, 2001                 --        --         --           --            --
                                ----------    ------    -------    ---------     ---------
Balance-March 31, 2001          61,000,000    $6,100    $99,000    $(105,100)    $      --
                                ==========    ======    =======    =========     =========

  See accompanying accountants' review report and notes to financial statements

FIRST INDIA DIVERSIFIED HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS

                                                                      Six Months                 July 2, 1999
                                                                        Ended                  (Inception) to
                                                                    March 31, 2001              March 31, 2001
                                                                    --------------             ---------------
                                                                      (Unaudited)                (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss                                                          $      --                $ (105,100)
     Adjustments to reconcile net loss to cash
         used in operating activities:                                        --                        --
                                                                       ---------                ----------

            Net cash used in operating activities                             --                  (105,100)
                                                                       ---------                ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Issuance of common stock                                                 --                   105,100
                                                                       ---------                ----------

            Net increase in cash and cash equivalents                         --                        --

CASH AND CASH EQUIVALENTS, Beginning                                          --                        --
                                                                       ---------                ----------

CASH AND CASH EQUIVALENTS, Ending                                      $      --                $       --
                                                                       =========                ==========

Supplemental disclosure of cash flow information

         Interest paid                                                 $      --                $ +     --
                                                                       =========                ==========

         Income taxes paid                                             $      --                $       --
                                                                       =========                ==========

  See accompanying accountants' review report and notes to financial statements

                     FIRST INDIA DIVERSIFIED HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001

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

                     FIRST INDIA DIVERSIFIED HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001

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

The Company did not have any revenues during the period from inception (July 2, 1999) to March 31, 2001. The Company incurred aggregate expenses of $105,100 from inception to March 31, 2001. These expenses relate to evaluation of proposed transactions. The Company had minor amounts of dividend income which slightly reduced its loss from the amount of expenses incurred.

Liquidity and Capital Resources

The Company had no assets on March 31, 2001. The Company will need to raise substantial capital in order to effectuate any of the transactions it is evaluating. There is no assurance that these efforts to raise additional capital will be successful nor any assurance that the Company's actual capital needs will not be greater than anticipated, or that the Company will generate revenues to fund its operations in the absence of other sources.

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