Form 10KSB
period 2000-09-30
FIRST INDIA DIVERSIFIED HOLDINGS INC
filed 2001-08-17
CIK 1094735

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                         ------------------------------

                                   FORM 10-KSB
                         ------------------------------

                 GENERAL FORM FOR REGISTRATION OF SECURITIES OF
                             SMALL BUSINESS ISSUERS

                             Under Section 12(g) of
                       The Securities Exchange Act of 1934
                         ------------------------------

                      FIRST INDIA DIVERSIFIED HOLDINGS, INC
                 ----------------------------------------------
                 (Name of Small Business Issuer in its charter)

              New York                                    06-1551283
   -------------------------------                     ---------------
   (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                    Identification No.)

        257-10 Union Turnpike
        Floral Park, New York                                    11004
 ----------------------------------------                     ----------
 (Address of principal executive offices)                     (Zip code)

Issuer's telephone number: (888) 238-6400

Securities to be registered pursuant to Section 12(b) of the Act:

                                      None

Securities to be registered pursuant to Section 12(g) of the Act:

                               $.0001 Common Stock
                               -------------------
                                (Title of Class)

                                TABLE OF CONTENTS

                                                                         Page
                                                                         ----
PART I

Item 1.           Description of Business                                 3

Item 2.           Plan of Operation                                       6

Item 3.           Description of Property                                 11

Item 4.           Security Ownership of Certain
                  Beneficial Owners and Management                        12

Item 5.           Directors, Executive Officers, Promoters
                  And Control Persons                                     12

Item 6.           Executive Compensation                                  14

Item 7.           Certain Relationships and
                  Related Transactions                                    15

Item 8.           Description of Securities                               15

PART II

Item 1.           Market for Common Equities and Related Stockholder
                  Matters                                                 15

Item 2.           Legal Proceedings                                       17

Item 3.           Changes in and Disagreements with Accountants           17

Item 4.           Recent Sales of Unregistered Securities                 17

Item 5.           Indemnification of Directors and Officers               17

PART F/S

                  Financial Statements                                    F-1

PART III

Item 1.  Index to Exhibits

         Signatures

                                     PART I

Item 1. Description of Business

      First India Diversified Holdings, Inc. (the "Company") was incorporated on July 2, 1999 under the laws of the State of New York to engage in any lawful corporate activity, including, but not limited to, selected mergers and acquisitions. The Company was established to manufacture and distribute Indian Food products. The Company had issued shares to its original shareholders in a Rule 504 offering, and started operational activities. After being confronted with many obstacles such as the established competitors, better quality products, variety and compelling prices, the Board of Directors of the Company has elected to change their business from being an Indian Food Product manufacture to a company with no specific business plan other than to consummate an acquisition of or merge into another business or entity and commence implementation of the Company's principal business purpose described below under "Item 2 - Plan of Operation."

      The Company is filing this registration statement on a voluntary basis because the primary attraction of the Company as a merger partner or acquisition vehicle will be its status as a public company. Any business combination or transaction will likely result in a significant issuance of shares and substantial dilution to present stockholders of the Company.

      In addition, the Company is filing this registration statement to enhance investor protection and to provide information if a trading market commences. On or about December 11, 1997, the National Association of Securities Dealers, Inc.
(NASD) announced that its Board of Governors had approved a series of proposed changes for the Over the Counter ("OTC") Bulletin Board and the OTC market. The principal changes, which was approved by the Securities and Exchange Commission on January 4, 1999 allows only those companies that report their current financial information to the Securities and Exchange Commission, banking, or insurance regulators to be quoted on the OTC Bulletin Board. The rule provides for a phase in period for those securities already quoted on the OTC Bulletin Board.

RISK FACTORS

      The Company's business is subject to numerous risk factors, including the following:

      1. Lack of History. The Company has had a very limited operating history and did not generate any revenues or earnings from those operations. The Company will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in the Company incurring a net operating loss which will increase continuously until the Company can consummate a business combination with a profitable business opportunity. There is no assurance that the Company can identify such a business opportunity and consummate such a business combination.

      2. The Company's Proposed Operations is Speculative. The success of the Company's proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, there can be no assurance that the Company will be successful in locating candidates meeting such criteria. In the event the Company completes a business combination, of which there can be no assurance, the success of the Company's operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond the Company's control.

      3. Scarcity of and Competition for Business Opportunities and Combinations. The Company is and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well - financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be desirable target candidates for the Company. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company and, consequently, the Company will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, the Company will also compete in seeking merger or acquisition candidates with numerous other small public companies.

      4. The Company has No Agreement for a Business Combination or Other Transaction - No Standards for Business Combination. The Company has no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. There can be no assurance the Company will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. Management has not identified any particular industry or specific business within an industry for evaluation by the Company. There is no assurance the Company will be able to negotiate a business combination on terms favorable to the Company. The Company has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target business opportunity to have achieved, and without which the Company would not consider a business combination in any form with such business opportunity. Accordingly, the Company may enter into a business combination with a business opportunity having no significant operating history, losses. Limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

      5. Continued Management Control, Limited Time Availability. While seeking a business combination, management anticipates devoting up to forty hours per week to the business of the Company. The Company has not obtained key man life insurance on any its officers or directors. Not withstanding the combined limited experience and time commitment of management, loss of the services of any of these individuals would adversely affect development of the Company's business and its likelihood of continuing operation. See "Item 5- Directors, Executive Officers, Promoters and Control Persons."

      6. There may be Conflicts of Interest. Officers and directors of the Company may in the future participate in business ventures which could be deemed to compete directly with the Company. Additional conflicts of interest and non-arms length transactions may also arise in the future in the event the Company's officers or directors are involved in the management of any firm with which the Company transacts business. Management has adopted a policy that the Company will not seek a merger with, or acquisition of, any entity in which management serve as officers, directors or partners, or in which they or their family members own or hold any ownership interest.

      7. Reporting Requirements May Delay or Preclude Acquisitions. Sections 13 and 5(d) of the Securities Exchange Act of 1934 (the "1934 Act"), require companies subject thereto to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, three years, depending on then relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare such statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the 1934 Act are applicable.

      8. Lack of Market research or Marketing Organization. The Company has neither conducted, nor have others made available to it, results of market research indicating that market demands exists for the transactions contemplated by the Company. Moreover, the Company does not have, and does not plan to establish, a marketing organization. Even in the event demand is identified for a merger or acquisition contemplated by the Company, there is no assurance the Company will be successful in completing any such business combination.

      9. Lack of Diversification. The Company's proposed operations, even if successful, will in all likelihood result in the Company engaging in a business combination with a business opportunity. Consequently, the Company's activities may be limited to those engaged in by business opportunities which the Company merges with or acquires. The Company's inability to diversify its activities into a number of areas may subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company's operations.

      10. Regulation. Although the Company will be subject to regulation under the 1934 Act, management believes the Company will not be subject to regulation under the Investment Company Act of 1940, insofar as the Company will not be engaged in the business of investing or trading in securities. In the event the Company engages in business combinations which result in the Company holding passive investment interests in a number of entities, the Company could be subject to regulation under the Investment Company Act of 1940. In such event, the Company would be required to register as an investment company and could be expected to incur significant registration and compliance costs. The Company has obtained no formal determination from the Securities and Exchange Commission as to the status of the Company under the Investment Company Act of 1940, and consequently, and violation of such Act would subject the Company to adverse consequences.

      11. Probable Change in Control and Management. A business combination involving the issuance of the Company's common Shares will, in all likelihood, result in shareholders of a private company obtaining a controlling interest in the Company. Any such business combination may require management of the Company to sell or transfer all or a portion of the Company's Common Shares held by them, or resign as members of the Board of Directors of the Company. The resulting change in control of the Company could result in removal of one or more present officers and directors of the Company and a corresponding reduction in or elimination of their participation in the future affairs of the Company.

      12. Reduction of Percentage Share Ownership Following Business Combination. The Company's primary plan of operation is based upon a business combination with a private concern which, in all likelihood, would result in the Company issuing securities to shareholders of any such private company. The issuance of previously authorized and unissued Common Shares of the Company would result in reduction in percentage of shares owned by present and prospective shareholders of the Company and may result in a change in control or management of the Company.

      13. Disadvantages of Combination with Certain Entities. The Company may enter into a business combination with an entity that desires to establish a public trading market for its shares. A business opportunity may attempt to avoid what it deems to be adverse consequences of undertaking its own public offering by seeking a business combination with the Company. Such consequences may include, but are not limited to time delays of the registration process, significant expenses to be incurred in a such an offering, loss of voting control to public shareholders and the inability or unwillingness to comply with various federal and state laws enacted for the protection of investors.

      14. Taxation. Federal and state tax consequences will, in all likelihood, be major considerations in any business combination the Company may undertake. Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. The Company intends to structure any business combination so as to minimize the federal and state tax consequences to both the Company and the target entity; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes that may have an adverse effect on both parties to the transaction.

      15. Requirement of Audited Financial Statements May Disqualify Business Opportunities. Management of the Company believes that any potential business opportunity must provide audited financial statements for review, for the protection of all parties to the business combination. One or more attractive business opportunities may choose to forego the possibility of a business combination with the Company, rather than incur the expenses associated with preparing audited financial statements.

      16. Dilution. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then shareholders.

      17. No Trading Market. There is no trading market for the Company's common stock at present, and there has been no trading market to date. There is no assurance that a trading market will ever develop or, if such market does develop, that it will continue. The Company intends to request a broker-dealer to make application to the NASD Regulation, Inc. to have the Company's securities traded on the OTC Bulletin Board or published in print and electronic media, or either, in the National Quotation Bureau LLC "Pink Sheets."

Item 2. Plan of Operation

      The Company intends to seek to acquire assets or shares of an entity actively engaged in business which generates revenues in exchange for its securities. The Company has no particular acquisitions in mind and has not entered into any negotiations regarding such an acquisition. None of the Company's officers, directors, promoters or affiliates have engaged in any preliminary contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger between the Company and such other company as of the date of this registration statement.

      The Company has 3 full time employees. The Company's President and Secretary have agreed to allocate their full time to the activities of the Company. These officers anticipate that the business plan of the Company can be implemented by their devoting maximum time per month to the business affairs of the Company.

General Business Plan

      The Company's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the advantages of an Issuer who has complied with the 1934 Act. The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources. See Item F/S, "Financial Statements." This lack of diversification should be considered a substantial risk to shareholders of the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

      The Company may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop new markets or service, or for other corporate purposes. The Company may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

      The Company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the benefits of an Issuer who has complied with the 1934 Act. Such benefits include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employed, providing liquidity (subject to restrictions of applicable statutes), for all shareholders and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

      The Company has, and will continue to have, no capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes the company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in an Issuer who has complied with the 1934 Act without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with acquisition of a business opportunity, including the costs of preparing Form 8-K's, 10-K's or 10-SB's, agreements and related reports and documents. The 1934 Act, specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the 1934 Act. Nevertheless, the officers and directors of the Company have not conducted market research and are not aware of statistical data, which would support the benefits of a merger or acquisition transaction for the owners of a business opportunity.

      The Company has made no determination as to whether or not it will file periodic reports in the event its obligation to file such reports is suspended under the 1934 Act. Azmat Hossain, an officer and director of the Company, has agreed to provide the necessary funds, without interest, for the Company to comply with the 1934 Act reporting requirements, provided that he is an officer and director of the Company when the obligation is incurred.

      The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company, none of whom is a professional business analyst. Management intends to concentrate on identifying preliminary prospective business opportunities, which may be brought to its attention through present associations of the Company's officers and directors, or by the Company's shareholders. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the public recognition of acceptance of products, services, or trades; name identification; and other relevant factors. Officers and directors of the Company expect to meet personally with management and key personnel of the business opportunity as part of their investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors. The Company will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction.

      Management of the Company, while not especially experienced in matters relating to the new business of the Company, will rely upon their own efforts in accomplishing the business purposes of the Company. It is not anticipated that any outside consultants or advisors will be utilized by the Company to effectuate its business purposes described herein. However, if the Company does retain such an outside consultant or advisor, any cash fee by such party will be paid by the Company out of the limited capital available to the Company. There have been no contracts or agreements with any outside consultants and none are anticipated in the future.

      The Company will not restrict its search for any specific kind of firms, but may acquire a venture which is in its preliminary or developmental stage, which is already in operation, or in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, it may desire to have its shares publicly traded, or may seek other advantages which the Company may offer. However, the Company does not intend to obtain funds in more private placements to finance the operation of any acquired business opportunity until such time as the Company has successfully consummated such a merger or acquisition.

      It is anticipated that the Company will incur nominal expenses in the implementation of its business plan described herein. Because the Company has limited capital with which to pay these anticipated expenses, present management of the Company will pay these charges with their limited funds, or interest free loans to the Company or as capital contributions. However, if loans, the only opportunity which management has to have these loans repaid will be from a prospective merger or acquisition candidate. Management has agreed among themselves that the repayment of any loans made on behalf of the Company will not impede, or be made conditional in any manner, to consummation of a proper transaction.

Acquisition of Opportunities

      In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that the present management and shareholders of the Company will no longer be in control of the Company. In addition, the Company's directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's shareholders or may sell their stock in the Company. Any terms of sale of the shares presently held by officers and/or directors of the Company will be also afforded to all other shareholders of the Company on similar terms and conditions. Any and all such sales will only be made in compliance with the securities laws of the United States and any applicable state.

      It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after the Company has successfully consummated a merger or acquisition and the Company is no longer considered a "shell" company. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's securities, may have a depressive effect on the value of the Company's securities in the future, if such a market develops, of which there is no assurance.

      While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called "tax - free" reorganization under Section 368 (a)(1) or 351 of the Internal Revenue Code (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company, would retain less than 20% of the issued and outstanding shares of the surviving entity, which would result in significant dilution in the equity of such shareholders.

      As part of the Company's investigation, officers and directors of the Company will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis of verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise. The manner in which the Company participates in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity and the relative negotiation strength of the Company and such other management.

      With respect to any merger or acquisition, negotiations with target company management is expected to focus on the percentage of the Company which the target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then shareholders.

      The company will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreement cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with Company's attorneys and accountants, will set forth remedies on default and will include other miscellaneous terms.

      The Company will not acquire or merge with any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. The Company is subject to all of the reporting requirements included in the 1934 Act. Included in these requirements is the affirmative duty of the Company to file independent audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-K (or 10-KSB, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure the Company's compliance with the requirements of the 1934 Act, or if the audited financial statements provided do not conform to the representations made by the candidate to be acquired in the closing documents, the closing documents will provide that the proposed transaction will be void, at the discretion of the present management of the Company. If such transaction is voided, the agreement will also contain a provision providing for the acquisition entity to reimburse the Company for all costs associated with the proposed transaction.

Competition

      The Company will remain as an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial firms which have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company's combined extremely limited financial resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to the Company's competitors.

Investment Company Act of 1940

      Although the Company will be subject to regulation under the Securities Act of 1933, as amended, and the 1934 Act, management believes the Company will not be subject to regulation under the Investment Company Act of 1940 insofar as the Company will not be engaged in the business of investing or trading in securities. In the event the Company engages in business combinations which result in the Company holding passive investment interests in a number of entities, the Company could be subject to regulation under the Investment Company Act of 1940. In such event, the Company would be required to register as an investment company and could be expected to incur significant registration and compliance costs. The Company has obtained no formal determination from the Securities and Exchange Commission as to the status of the Company under the Investment Company Act of 1940 and, consequently, any violation of such Act would subject the Company to material adverse consequences. The Company's Board of Directors unanimously approved a resolution stating that it is the Company's desire to be exempt from the Investment Company Act of 1940 under Regulation 3a-2 thereto.

Item 3. Description of Property

      The Company has no properties and at this time has no agreements to acquire any properties.

            The Company presently occupies office space at 257-10 Union Turnpike Floral Park NY 11004. This space is provided to the Company on a rent basis, and it is anticipated that this arrangement will remain until such time as the Company successfully consummates a merger or acquisition. Management believes that this arrangement will meet the Company's needs for the foreseeable future.

Item 4. Security Ownership of Certain Beneficial Owners and Management

            (a)   Security Ownership of Certain Beneficial Owners.

            The following table sets forth for any person (including any "group") who is known to be the beneficial owners of more than five (5%) percent of any class of the Company's voting securities as of September 30, 2000:

                       Name and             Amount and
                      Address of            Nature of        Percentage
                      Beneficial            Beneficial          of
Title of Class          Owner                 Owner            class
--------------------------------------------------------------------------------
Common               Arnaz Singh              18,000,000         18%
                     428 Belmont Ave
                     Babylon NY 11704

Common               Azmat Hossain            17,000,000         17%
                     47-59 98 Place
                     Corona NY 11368

Common               Dildar Singh             16,000,000         16%
                     14357 Rosecrans Ave
                     La Mirada CA 90638

Common               All Officers and         51,000,000         51%
                     Directors as a group

(three [3] individuals)

            (b)   Security Ownership of Management

            The following table sets forth the ownership for each class of equity securities of the Company owned beneficially and of record by all directors and officers of the Company:

                          Name and             Amount and
                         Address of            Nature of      Percentage
                         Beneficial            Beneficial         of
Title of Class             Owner                 Owner          class
--------------------------------------------------------------------------------

Common               Arnaz Singh              18,000,000         18%
                     428 Belmont Ave
                     Babylon NY 11704

Common               Azmat Hossain            17,000,000         17%
                     47-59 98 Place
                     Corona NY 11368

Common               Dildar Singh             16,000,000         16%
                     14357 Rosecrans Ave
                     La Mirada CA 90638

Common               All Officers and         51,000,000         51%
                     Directors as a group

(three [3] individuals)

            (c) There are no arrangements known to the Company or to the beneficial owners or management which may result in a change in control of the Issuer.

Item 5. Directors, Executives Officers, Promoters and Control Persons

The directors and officers of the Company at September 30, 2000 were as follows:

           Name                          Age            Position
           ----                          ---            --------
           Arnaz Singh                    45            President/Director

           Azmat Hossain                  24            Secretary/Treasurer/
                                                        Director

           Dildar Singh                   42            Director

      The above listed officers and directors will serve until the next annual meeting of the shareholders or until their death, resignation, retirement, removal, or disqualification, or until their successors have been duly elected and qualified. Vacancies in the existing Board of Directors are filled by majority vote of the remaining Directors. Officers of the Company serve at the will of the Board of Directors. There are no agreements or understandings for any officer or director to resign at the request of another person and no officer or director is acting on behalf of or will act at the direction of any other person.

Resumes

      Arnaz Singh

      Arnaz Singh is a major shareholder of the Company and has been the President and a director of the Company since inception. From 1994 to 1999 she had been the Vice-President of Design for Commercial Kitchen Design Inc., a supplier of restaurant equipment and a designer of commercial kitchens. She was responsible for the design, project development, scheduling and implementation of food equipment in commercial restaurants.

      Azmat Hossain

      Azmat Hossain is a major shareholder of the Company and has been Secretary/Treasurer and a director of the Company since inception. From 1995 to 1999, he had been the service manager for the Bagel Cafe & Catering Co., a restaurant chain and a food catering company.

      Dildar Singh

      Dildar Singh is a major shareholder of the Company and has been a director of the Company since inception. From 1991 to 1998, he was a Vice President of Web Tourism & Travel Inc., a travel agency operating out of New York and California. He was in charge of the day to day operations of the California office.

Conflicts of Interest

      The officers and directors of the Company may in the future become shareholders, officers or directors of other companies which may be engaged in business activities similar to those conducted by the Company. Accordingly, additional direct conflicts of interest may arise in the future with respect to such individuals acting on behalf of the Company or other entities. Moreover, additional conflict of interest may arise with respect to opportunities which come to the attention of such individuals in the performance of their duties or otherwise. The Company does not currently have a right of first refusal pertaining to opportunities that come to management's attention insofar as such opportunities may relate to the Company's proposed business operations.

      The officers and directors are, so long as they are officers or directors of the Company, subject to the restriction that all opportunities contemplated by the Company's plan of operation which come to their attention, either in the performance of their duties or in any other manner, will be considered opportunities of, and be made available to the Company and the companies that they are affiliated with on an equal basis. A breach of this requirement will be a breach of the fiduciary duties of the officer or director. If the Company or the companies in which the officers or directors are affiliated with both desire to take advantage of an opportunity, then said officers and directors would abstain from negotiating and voting upon the opportunity. However, all directors may still individually take advantage of opportunities if the Company should decline to do so. Except as set forth above, the Company has not adopted any other conflicts of interest policy with respect to such transactions.

Item 6. Executive compensation

      None of the Company's officers and/or directors receive any compensation for their respective services rendered unto the Company, nor have they received such compensation in the past. They all have agreed to act without compensation until authorized by the Board of Directors, which is expected to occur until the Company has generated revenues from operations after consummation of a merger or acquisition. As of the date of this registration statement, the Company has no funds available to pay directors. Further, none of the directors are accruing any compensation pursuant to any agreement with the Company.

      It is possible that, after the Company successfully consummates a merger or acquisition with an unaffiliated entity, that entity may desire to employ or retain one or a number of members of the Company's management for the purposes of providing services to the surviving entity, or otherwise provide other compensation to such persons. However, the Company has adopted a policy whereby the offer of any post-transaction remuneration to any members of the Company's management will not be a consideration in the Company's decision to undertake any proposed transaction. Each member of management has agreed to disclose to the Company's Board of Directors any discussions concerning possible compensation to be paid to them by any entity which proposes to undertake a transaction with the Company and further, to abstain from voting on such transaction. Therefore, as a practical matter, if each member of the Company's Board of Directors is offered compensation in any form from any prospective merger or acquisition candidate, the proposed transaction will not be approved by the Company's Board of Directors as a result of the inability of the Board to affirmatively approve such a transaction.

      It is possible that persons associated with management may refer a prospective merger or acquisition candidate to the Company. In the event the Company consummates a transaction with any entity referred by associates of management, it is possible that such an associate will be compensated for their referral in the form of a finder's fee. It is anticipated that this fee will be either in the form of restricted common stock issued by the Company as part of the terms of the proposed transaction, or will be in the form of cash consideration. However, if such compensation is in the form of cash, such payment will be tendered by the acquisition or merger candidate, because the

      Company has insufficient cash available. The amount of such finder's fee cannot be determined as of the date of this registration statement, but is expected to be comparable to consideration normally paid in like transactions. No member of management of the Company will receive any finder's fee, either directly or indirectly, as a result of their respective efforts to implement the Company's business plan outlined herein.

      No retirement, pension, profit sharing, stock option, insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

Item 7. Certain Relationships and Related Transactions.

         There have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

Item 8. Description of Securities.

         The Company's authorized capital stock consists of 100,000,000 shares, par value $.0001 per share, There are 61,000,000 Common shares issued and outstanding as of September 30, 2000.

         All shares of Common Stock have equal voting rights and, when validly issued and outstanding, are entitled to one vote per share in all matters to be voted upon by shareholders. The shares of Common Stock have no preemptive, subscription, conversion or redemption rights and may be issued only as fully-paid non assessable shares. Cumulative voting in the election of directors is not permitted, which means that the holders of a majority of the issued and outstanding shares of Common Stock represented at any meeting at which a quorum is present will be able to elect the entire Board of Directors if they so choose and, in such event, the holders of the remaining shares of Common Stock will not be able to elect any directors. In the event of the liquidation of the Company, each shareholder is entitled to receive a proportionate share of the Company's assets available for distribution to shareholders after the payment of liabilities and after distribution in full of preferential amounts, if any. All shares of the Company's Common Stock issued are fully paid and non-assessable. Holders of the Common Stock are entitled to share pro rata in dividends and distributions with respect to the Common Stock, as may be declared by the Board of Directors out of funds legally available therefor. The Company's transfer agent is Holladay Stock Transfer Inc.

                                     Part II

      Item 1. Market Price for Common Equity and Related Matters

      There is no trading market for the Company's Common Stock at present and there has been no trading market to date. There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue. The Company intends to request a Broker-Dealer to make application to the NASD Regulation, Inc. to have the Company's securities traded on the OTC Bulletin Board System or published, in print and electronic media, or either, in the National Quotation Bureau LLC "Pink Sheets".

      (a) Market Price

      The Company's Common Stock is not quoted at the present time.

      The Securities and Exchange Commission adopted Rule 15g-9, which established the definition of a "penny Stock", for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share, or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives from the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in both public offering and secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

      For the initial listing in the NASDAQ SmallCap market, a company must have net tangible assets of $4 million or market capitalization of $50 million or a net income (in the latest fiscal year or two of the last fiscal years) of $750,000, a public float of 1,000,000 shares with a market value of $5 million. The minimum bid price must be $4.00 and there must be 3 market makers. In addition, there must be 300 shareholders holding 100 shares or more, and the company must have an operating history of at least one year or a market capitalization of $50 million.

      For continued listing in the NASDAQ SmallCap market, a company must have net tangible assets of $2 million or market capitalization of $35 million or a net income (in the latest fiscal year or two of the last fiscal years) of $500,000, a public float of 500,000 shares with a market value of $1 million. The minimum bid price must be $1.00 and there must be 2 market makers. In addition, there must be 300 shareholders holding 100 shares or more.

      Management intends to strongly consider undertaking a transaction with any merger or acquisition candidate which will allow the Company's securities to be traded without the aforesaid limitations. However, there can be no assurances that, upon a successful merger or acquisition, the Company will qualify its securities for listing on NASDAQ or some other national exchange, or be able to maintain the maintenance criteria necessary to insure continued listing. The failure of the Company to qualify its securities or to meet the relevant maintenance criteria after such qualification in the future may result in the discontinuance of the inclusion of the Company's securities on a national exchange. In such events, trading, if any, in the Company's securities may then continue in the non-NASDAQ over-the-counter market. As a result, a shareholder may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company's securities. The Company intends to request a broker-dealer to make application to the NASD Regulation, Inc. to have the Company's securities traded on the OTC Bulletin Board Systems or published, in print and electronic media, or either, in the National Quotation Bureau LLC "Pink Sheets," or either.

      (b) Holders.

      There are thirty (31) holders of the Company's Common Stock. No shares were issued during the fiscal year ended September 30, 2000.

      (c) Dividends.

      The Company has not paid any dividends to date, and has no plans to do so in the immediate future.

Item 2. Legal Proceedings.

      There is no litigation pending or threatened by or against the Company.

Item 3. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

      The Company has not changed accountants since its formation and there are no disagreements with the findings of said accountants.

Item 4. Recent Sales of Unregistered Securities.

Item 5. Indemnification of Directors and Officers.

      The Company, to the fullest extent permitted by Sections 722, 723 and 724 of the Business Corporation Law of the State of New York, as the same may be amended or supplemented, may indemnify any person for expenses incurred, including attorneys fees, in connection with their good faith acts if they reasonably believe such acts are in and not opposed to the best interests of the Company and for acts for which the person had no reason to believe his or her conduct was unlawful. The Company may indemnify the officers and directors for expenses incurred in defending a civil or criminal action, suit or proceeding as they are incurred in advance of the final disposition of the action, suit or proceeding, upon receipt of an undertaking by or on behalf of the director or officer to repay the amount of such expenses if it is ultimately determined by a court of competent jurisdiction in which the action or suit is brought determined that such person is fairly and reasonably entitled to indemnification for such expenses which the court deems proper.

      Insofar as indemnification for liabilities arising under the Securities Act of 1933, as amended, may be permitted to officers, directors or persons controlling the Company pursuant to the foregoing, the Company has been informed that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933, as amended, and is therefore unenforceable.

                                    PART F/S

Financial Statements

      The following financial statements are attached to this report and filed as a part thereof.

1)       Table of Contents
2)       Independent Auditors' Report
3)       Balance Sheet
4)       Statement of Operations
5)       Statement of Changes in Stockholders' Equity
6)       Statement of Cash Flows
7)       Notes to the Financial Statements

FIRST INDIA DIVERSIFIED HOLDINGS, INC.

TABLE OF CONTENTS

 REPORT OF INDEPENDENT ACCOUNTANT                                            F-2

FINANCIAL STATEMENTS

         Balance Sheets as of September 30, 2000
            and 1999
         Statement of Operations for the year ended September 30, 2000 and for the period July 2, 1999 (inception) to September 30, 1999
               and September 30, 2000
         Statement of Stockholders' Equity for the year
               ended September 30, 2000 and for the period
               July 2, 1999 (inception) to September 30, 1999
         Statement of Cash Flows for the year ended
               September 30, 2000 and for the period
               July 2, 1999 (inception) to September 30, 1999
               And September 30, 2000
         Notes to Financial Statements                                       F-4

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

Aaron Stein
Woodmere, New York
May 28, 2000

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

Income Taxes - The provision for income taxes are computed based on the pretax loss included in the Statement of Operations. The asset and liability approach is used to recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

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

      The statements in this annual report on Form 10-KSB that are not historical constitute "forward-looking statements". Said forward-looking statements involve risks and uncertainties which may cause the actual results, performance or achievements of the Company and its subsidiaries to be materially different from any future results, performance or achievements, expressed or implied by such forward-looking statements. These forward-looking statements are identified by their use of such terms and phrases as "expects", "intends", "goals", "estimates", "projects", "plans", "anticipates", "should", "future", "believes", and "scheduled".

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

                              CONSENT OF ACCOUNTANT

      The undersigned consents to the inclusion of his audit report dated May 28, 2000 on the financial statements of First India Diversified Holdings, Inc. as of September 30, 2000 and September 30, 1999 and for the years then ended in the Registrant's Annual Report on Form 10-K for the year ended September 30, 2000.

                                                     ---------------------------
                                                     Aaron Stein
                                                     Certified Public Accountant

Woodmere, New York
August , 2001

                                    Part III

Item 1. Exhibit Index

No.
------------------------------------------------------------------------

(23)     Consents - Experts

         23.1     Consent of Aaron Stein

(27)     Financial Data Schedule

         27.1     Financial Data Schedule

                                   Signatures

      Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August , 2001

                                                    By:

                                                       -------------------------
                                                       David Griffith
                                                       President and Director

                                                       -------------------------
                                                       Gary Stein
                                                       Chief Financial Officer
                                                       and Director