Form 10QSB
period 2001-06-30
FIRST INDIA DIVERSIFIED HOLDINGS INC
filed 2001-08-17
CIK 1094735

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

State number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date. As of June 30, 2001, 61,000,000 shares of the registrant's no par value common stock were issued and outstanding.

            Transmittal Small Business Disclosure Format (check one):

          Yes X                                                  No

Item II MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

The following discussion of the results of operations and financial condition should be read in conjunction with the reviewed financial statements and related notes appearing under the caption "Financial Statements".

The Company did not have any revenues during the three month or nine month period ended June 30, 2001 or in the period from inception (July 2, 1999) to June 30, 2001. The Company incurred aggregate expenses of $105,100 from inception. These expenses relate to evaluation of proposed transactions. The Company had minor amounts of dividend income which slightly reduced its loss from the amount of expenses incurred.

Liquidity and Capital Resources

The Company had no assets on June 30, 2001. The Company will need to raise additional substantial capital in order to effectuate any of the transactions it is evaluating. There is no assurance that these efforts to raise additional capital will be successful nor any assurance that the Company's actual capital needs will not be greater than anticipated, or that the Company will generate revenues to fund its operations in the absence of other sources.

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

                      FIRST INDIA DIVERSIFIED HOLDING, INC.
                          (A Development Stage Company)

                          REVIEWED FINANCIAL STATEMENTS
                                   (Unaudited)

                       Nine months ended June 30, 2001 and
                   For The Period July 2, 1999 (Inception) to
                                  June 30, 2001

FIRST INDIA DIVERSIFIED HOLDINGS, INC.

TABLE OF CONTENTS

                                                                            Page

REVIEW REPORT OF INDEPENDENT ACCOUNTANT                                        1

FINANCIAL STATEMENTS

    Balance Sheet as of June 30, 2001                                          2

    Statement of Operations for the three months
       and nine months ended June 30, 2001 and for the
       period July 2, 1999 (inception) to June 30, 2001                        3

    Statement of  Stockholders'  equity for the nine months
        ended June 30, 2001 and for the period July 2, 1999
        (inception) to June 30, 2001                                           4

    Statement of Cash Flows for the nine months ended June 30,
       2001 and for the period July 2, 1999 (inception)
       to June 30, 2001                                                        5

    Notes to Financial Statements                                            6-7

Aaron Stein
CERTIFIED PUBLIC ACCOUNT

                                                              981 ALLEN LANE
                                                               P.O. BOX 406
                                                            WOODMERE, NY 11598
                                                               516-569-0520

To the Board of Directors and Stockholders'
   First India Diversified Holdings, Inc.

I have reviewed the accompanying balance sheet of First India Diversified Holdings, Inc. (a development stage enterprise) as of March 31, 2001 and the related statements of operations, stockholders' equity (deficit) and cash flows for the nine months ended June 30, 2001 and for the period from July 2, 1999 (inception) to June 30, 2001. These financial statements are the responsibility of the Company's management.

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


Aaron Stein
Woodmere, New York
August 14, 2001

FIRST INDIA DIVERSIFIED HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
JUNE 30,2001
(Unaudited)


ASSETS

 Current assets
     Cash and cash equivalents                                      $     --
                                                                    --------
                                                                    $     --
                                                                    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

 Liabilities                                                        $     --
                                                                    --------
 Stockholders' Equity
    Common stock, $0.0001 par value,
         100,000,000 shares authorized,
         61,000,000 shares issued and outstanding                      6,100
     Additional paid-in capital                                       99,000
     Deficit accumulated during the development stage               (105,100)
                                                                    --------
                                                                    $     --
                                                                    ========


  See accompanying accountants' review report and notes to financial statements

FIRST INDIA DIVERSIFIED HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS

                                Three Months     Nine Months     July 2, 1999
                                    Ended           Ended       (Inception) to
                                June 30, 2001   June 30, 2001    June 30, 2001
                                ------------     -----------     ------------
                                 (Unaudited)     (Unaudited)      (Unaudited)

REVENUES                         $       --      $       --       $       --

EXPENSES                                 --              --         (105,000)
                                 ----------      ----------       ----------

INCOME BEFORE PROVISION FOR
  INCOME TAXES                           --              --         (105,000)

INCOME TAX EXPENSE                       --              --               --
                                 ----------      ----------       ----------

NET INCOME (LOSS)                $       --      $       --       $ (105,000)
                                 ==========      ==========       ==========

LOSS PER SHARE
BASIC                                   nil             nil              nil

AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING             61,000,000      61,000,000       61,000,000


  See accompanying accountants' review report and notes to financial statements

FIRST INDIA DIVERSIFIED HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS EQUITY
(Unaudited)

                                         Common Stock    Additional
                                      -----------------   Paid-in    Accumulated
                                      Shares      Amount  Capital      Deficit        Total
                                      ------      ------  -------    -----------      -----
Subscription to common stock
  at par value                      51,000,000   $5,100   $    --   $      --        $  5,100

Subscription to common stock at
  $.01 per share                    10,000,000    1,000    99,000          --         100,000

Net Income-September 30, 1999               --       --        --          --              --
                                    ----------   ------   -------   ---------        --------
Balance-September 30, 1999          61,000,000    6,100    99,000          --         105,100

Net Loss-September 30, 2000                 --       --        --    (105,100)       (105,100)
                                    ----------   ------   -------   ---------        --------
Balance-September 30, 2000          61,000,000    6,100    99,000    (105,100)             --

Net loss-March 31, 2001                     --       --        --          --              --
                                    ----------   ------   -------   ---------        --------
Balance-March 31, 2001              61,000,000    6,100    99,000    (105,100)             --

Net Loss-June 30, 2001                      --       --        --          --              --
                                    ----------   ------   -------   ---------        --------
Balance-June 30, 2001               61,000,000   $6,100   $99,000   $(105,100)       $     --
                                    ==========   ======   =======   =========        ========

  See accompanying accountants review report and notes to financial statements

FIRST INDIA DIVERSIFIED HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS


                                                Nine Months        July 2, 1999
                                                   Ended          (Inception) to
                                               June 30, 2001       June 30, 2001
                                               -------------      --------------
                                                (Unaudited)         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                       $         --      $  (105,100)

  Adjustments to reconcile net loss to
     cash used in operating activities:                    --               --
                                                -------------      -----------

        Net cash used in operating activities              --         (105,100)
                                                -------------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Issuance of common stock                                 --          105,100
                                                -------------      -----------

        Net increase in cash and cash equivalents          --               --

 CASH AND CASH EQUIVALENTS, Beginning                      --               --
                                                -------------      -----------
 CASH AND CASH EQUIVALENTS, Ending              $          --      $        --
                                                =============      ===========

Supplemental disclosure of cash flow
  information

   Interest paid                                $          --      $        --
                                                =============      ===========
   Income taxes paid                            $          --      $        --
                                                =============      ===========

  See accompanying accountants' review report and notes to financial statements

                     FIRST INDIA DIVERSIFIED HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001


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

        Business

        The Company has not been successful in implementing its business plan to take advantage of opportunities in supplying both retail and wholesale imported food products to the food service industry as well as to New York's growing multi-ethnic population. The Company will seek effectuate an acquisition or merge into another business entity.

        Significant accounting policies

        Use of Estimates in Financial Statements -- Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenue and expenses. Actual results could vary from the estimates that were used.

        Cash and Cash Equivalents -- For purposes of reporting cash flows, the Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, as cash and equivalents in the accompanying balance sheet.

        Income Taxes -- The provision for income taxes are computed based on the pretax loss included in the Statement of Operations. The asset and liability approach is used to recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

        Earnings per Common Share - Basic loss per common share is computed using the weighted average number of common shares outstanding during the year.

                     FIRST INDIA DIVERSIFIED HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001

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


                                     First India Diversified Holdings, Inc.


Date:    August 15, 2001
                                    /s/ David Griffith
                                    ------------------------------------------
                                    David Griffith, President