Form 10KSB
period 2001-09-30
FIRST INDIA DIVERSIFIED HOLDINGS INC
filed 2001-12-28
CIK 1094735

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

                         ------------------------------

                      FIRST INDIA DIVERSIFIED HOLDINGS, INC
                 (Name of Small Business Issuer in its charter)

              New York                                    06-1551283
   -------------------------------                     ---------------
   (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                    Identification No.)

          6 East 45th Street
          New York, New York                                10017
 ----------------------------------------                 ----------
 (Address of principal executive offices)                 (Zip code)

Issuer's telephone number: (212) 867-6160

Securities to be registered pursuant to Section 12(b) of the Act:

                                      None

Securities to be registered pursuant to Section 12(g) of the Act:

                               $.0001 Common Stock
                           --------------------------
                                (Title of Class)

Number of shares of Common Stock of the registrant outstanding on September 30, 2001:

                                   61,000,000

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I

Item 1.           Description of Business                                     3

Item 2.           Plan of Operation                                           6

Item 3.           Description of Property                                    10

Item 4.           Security Ownership of Certain
                  Beneficial Owners and Management                           11

Item 5.           Directors, Executive Officers, Promoters
                  And Control Persons                                        11

Item 6.           Executive Compensation                                     12

Item 7.           Certain Relationships and
                  Related Transactions                                       13

Item 8.           Description of Securities                                  13

PART II

Item 1.           Market for Common Equities and Related Stockholder
                  Matters                                                    14

Item 2.           Legal Proceedings                                          15

Item 3.           Changes in and Disagreements with Accountants              15

Item 4.           Recent Sales of Unregistered Securities                    16

Item 5.           Indemnification of Directors and Officers                  16

PART F/S

                  Financial Statements                                     17-25

PART III

Item 1.           Index to Exhibits                                          27

                  Signatures                                                 27

                                     PART I

Item 1. Description of Business

      First India Diversified Holdings, Inc. (the "Company") was incorporated on July 2, 1999 under the laws of the State of New York to engage in any lawful corporate activity, including, but not limited to, selected mergers and acquisitions. The Company was established to manufacture and distribute Indian Food products. The Company had issued shares to its original shareholders in a Rule 504 offering, and started operational activities. After being confronted with many obstacles such as the established competitors, better quality products, variety and compelling prices, the Board of Directors of the Company has elected to change their business from being an Indian Food Product manufacture to a company with no specific business plan other than to consummate an acquisition of or merge into another business or entity and commence implementation of the Company's principal business purpose described below under "Item 2 - Plan of Operation." Any business combination or transaction will likely result in a significant issuance of shares and substantial dilution to present stockholders of the Company.

      In addition, the Company is filing this report to enhance investor protection and to provide information if a trading market commences. On or about December 11, 1997, the National Association of Securities Dealers, Inc. (NASD) announced that its Board of Governors had approved a series of proposed changes for the Over the Counter ("OTC") Bulletin Board and the OTC market. The principal changes, which was approved by the Securities and Exchange Commission on January 4, 1999 allows only those companies that report their current financial information to the Securities and Exchange Commission, banking, or insurance regulators to be quoted on the OTC Bulletin Board. The rule provided for a phase in period for those securities already quoted on the OTC Bulletin Board.

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

      2. The Company's Proposed Operations is Speculative. The success of the Company's proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. The Company has entered into an agreement to purchase certain assets of Maggio Beef Corporation. There is no assurance that such purchase will be consummated. While management intends to seek business combination(s) with entities having established operating histories, there can be no assurance that the Company will be successful in locating candidates meeting such criteria. In the event the Company completes a business combination, of which there can be no assurance, the success of the Company's operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond the Company's control.

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

      4. No assurance that acquisition or merger will be consummated. The Company has entered into an agreement to purchase certain assets of Maggio Beef Corporation. There are various conditions to the closing of that transaction. There is no assurance that such conditions will be satisfied and the purchase consummated.

      5. Continued Management Control, Limited Time Availability. While seeking a business combination, management anticipates devoting up to forty hours per week to the business of the Company. The Company has not obtained key man life insurance on any its officers or directors. Notwithstanding the combined limited experience and time commitment of management, loss of the services of any of these individuals would adversely affect development of the Company's business and its likelihood of continuing operation. See "Item 5- Directors, Executive Officers, Promoters and Control Persons."

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

      7. Reporting Requirements May Delay or Preclude Acquisitions. Sections 13 and 15(d) of the Securities Exchange Act of 1934 (the "1934 Act"), require companies subject thereto to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, three years, depending on then relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare such statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the 1934 Act are applicable.

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

Item 2.  Plan of Operation

      The Company has agreed to purchase certain assets of Maggio Beef Corporation. A copy of that agreement is being filed herewith as Exhibit 10.1. Reference is made to that agreement for a statement of the terms thereof. There is no assurance that such purchase will be consummated.

      The Company has two full time employees. The Company's President and Chief Financial Officer have agreed to allocate their full time to the activities of the Company. These officers anticipate that the business plan of the Company can be implemented by their devoting maximum time per month to the business affairs of the Company.

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

      It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemptions from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after the Company has successfully consummated a merger or acquisition and the Company is no longer considered a "shell" company. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's securities, may have a depressive effect on the value of the Company's securities in the future, if such a market develops, of which there is no assurance.

      As part of the Company's investigation, officers and directors of the Company will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise. The manner in which the Company participates in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity and the relative negotiation strength of the Company and such other management.

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

Investment Company Act of 1940

      Although the Company will be subject to regulation under the Securities Act of 1933, as amended, and the 1934 Act, management believes the Company will not be subject to regulation under the Investment Company Act of 1940, as amended, insofar as the Company will not be engaged in the business of investing or trading in securities. In the event the Company engages in business combinations which result in the Company holding passive investment interests in a number of entities, the Company could be subject to regulation under the Investment Company Act of 1940. In such event, the Company would be required to register as an investment company and could be expected to incur significant registration and compliance costs. The Company has obtained no formal determination from the Securities and Exchange Commission as to the status of the Company under the Investment Company Act of 1940 and, consequently, any violation of such Act would subject the Company to material adverse consequences. The Company's Board of Directors unanimously approved a resolution stating that it is the Company's desire to be exempt from the Investment Company Act of 1940 under Regulation 3a-2 thereto.

Item 3. Description of Property

      The Company has no real properties and at this time has no agreements to acquire any real properties.

      The Company presently occupies office space at 6 East 45th Street, New York, NY 10017. This space is provided to the Company on a rent-free basis, and it is anticipated that this arrangement will remain until such time as the Company successfully consummates a merger or acquisition. Management believes that this arrangement will meet the Company's needs for the foreseeable future.

Item 4. Security Ownership of Certain Beneficial Owners and Management

            (a)   Security Ownership of Certain Beneficial Owners.

            The following table sets forth for any person (including any "group") who is known to be the beneficial owners of more than five (5%) percent of any class of the Company's voting securities as of September 30, 2001:

                       Name and                 Amount and
                      Address of                 Nature of        Percentage
                      Beneficial                Beneficial            of
Title of Class          Owner                     Owner              class
--------------------------------------------------------------------------------

Common      Highland Acquisition Corporation    51,000,000           83.6%

            (b)   Security Ownership of Management

            The following table sets forth the ownership for each class of equity securities of the Company owned beneficially and of record by all directors and officers of the Company:

The officers and directors of the Company do not own any shares of its Common Stock.

            (c) There are no arrangements known to the Company or to the beneficial owners or management which may result in a change in control of the Issuer.

Item 5. Directors, Executives Officers, Promoters and Control Persons

The directors and officers of the Company at September 30, 2001 were as follows:

      Name                     Age            Position
      ----                     ---            --------
      David Griffith           43             President/Director

      Gary E. Stein            52             Secretary/Treasurer/Director

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

Resumes

David Griffith

      David Griffith holds a BFA from York University and a diploma in scenographic design for TV and film from CBC's Institute of Scenography. Working as a freelance film and theater producer and designer since 1981, Mr.Griffith has produced 11 shows for Ariel Theatre Group, and has designed sets and lighting for over seventy theatre productions and more than twenty television and film productions. From 1990 through 1992 he worked in Mexico designing 21 ballets for Taller Coreografico and 6 major television projects for the Imevision Television Network. As a producer of theatre, he assessed the commercial viability of creative concepts, developed those concepts into productions, and organized all the resources necessary to mount a show. All of Mr. Griffith's shows finished in the black - a significant feat in the world of small theatre. Since childhood Mr. Griffith has had a penchant for electronics and has had extensive use of and experience with electronics, optics and computers.

Gary E. Stein

      Gary E. Stein is a graduate of Capitol University, Columbus Ohio and was called to the Bar in 1975. He has had as a corporate officer extensive experience in both private and public companies, acting in senior positions in legal, financial and operational areas. He brings extensive experience in mergers, acquisitions and public financings.

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

Item 6. Executive Compensation

      None of the Company's officers and/or directors receive any compensation for their respective services rendered unto the Company, nor have they received such compensation in the past. They all have agreed to act without compensation until authorized by the Board of Directors, which is expected to occur until the Company has generated revenues from operations after consummation of a merger or acquisition. As of the date of this report, the Company has no funds available to pay directors. Further, none of the directors are accruing any compensation pursuant to any agreement with the Company.

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

Item 8. Description of Securities.

      The Company's authorized capital stock consists of 100,000,000 shares, par value $.0001 per share, There are 61,000,000 Common shares issued and outstanding as of September 30, 2001.

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

      (b)   Holders.

      There are thirty (31) holders of the Company's Common Stock. No shares were issued during the fiscal year ended September 30, 2001.

      (c)   Dividends.

      The Company has not paid any dividends to date, and has no plans to do so in the immediate future.

Item 2. Legal Proceedings.

      There is no litigation pending or threatened by or against the Company.

Item 3. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

      The Company has not changed accountants during the fiscal year ended September 30, 2001 and there are no disagreements with the findings of said accountants.

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

                     FIRST INDIA DIVERSIFIED HOLDINGS, INC.
                          (A Development Stage Company)

                                     AUDITED
                              FINANCIAL STATEMENTS

                        Year ended September 30, 2001 and
                   For The Periods July 2, 1999 (Inception) to
                           September 30, 2000 and 2001

FIRST INDIA DIVERSIFIED HOLDINGS, INC.

TABLE OF CONTENTS

                                                                            Page

REPORT OF INDEPENDENT ACCOUNTANT                                              1

FINANCIAL STATEMENTS

      Balance Sheets as of September 30, 2001 and 2000                        2
      Statement of Operations for the year ended
         September 30, 2001 and for the period
         July 2, 1999 (inception) to September 30, 2000
         and September 30, 2001                                               3
      Statement of Stockholders' Equity for the year
         ended September 30, 2001 and for the period
         July 2, 1999 (inception) to September 30, 2000                       4
      Statement of Cash Flows for the year ended
         September 30, 2001 and for the period
         July 2, 1999 (inception) to September 30, 2000
         and September 30, 2001                                               5
      Notes to Financial Statements                                          6-7

Aaron Stein
CERTIFIED PUBLIC ACCOUNT

                                                                981 ALLEN LANE
                                                                 P.O. BOX 406
                                                              WOODMERE, NY 11598
                                                                 516-569-0520

To the Board of Directors and Stockholders'
      First India Diversified Holdings, Inc.

I have audited the accompanying balance sheets of First India Diversified Holdings, Inc. (a development stage enterprise) as of September 30, 2001 and 2000, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year ended September 30, 2001 and for the periods from July 2, 1999 (inception) to September 30, 2000 and from July 2, 1999 (inception) to September 30, 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First India Diversified Holdings, Inc. (a development stage enterprise) as of September 30, 2001 and 2000, and the results of its operations and its cash flows for the year ended September 30, 2001 and for the periods from July 2, 1999 (inception) to September 30, 2000 and from July 2, 1999 (inception) to September 30, 2001 in conformity with generally accepted accounting principles.

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

Aaron Stein
Woodmere, New York
December 26, 2001

FIRST INDIA DIVERSIFIED HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

                                                           September 30,
                                                       ----------------------
                                                         2001         2000
                                                       ---------    ---------

ASSETS

Current assets
   Cash and cash equivalents                           $      --    $      --

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities                                            $      --    $      --

Stockholders' Equity
   Common stock, $0.0001 par value,
       100,000,000 shares authorized,
       61,000,000 shares issued and outstanding            6,100        6,100
   Additional paid-in capital                             99,000       99,000
   Deficit accumulated during the development stage     (105,100)    (105,100)
                                                       ---------    ---------

                                                       $      --    $      --
                                                       =========    =========

           See accompanying accountants' notes to financial statements

FIRST INDIA DIVERSIFIED HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS

                                Year Ended      July 2, 1999 (Inception) to
                               September 30,           September 30,
                               -------------    ----------------------------
                                   2001             2000             2001
                               -------------    ------------   ------------

REVENUES                       $         --     $         --    $         --

EXPENSES                                 --          105,100              --
                               ------------     ------------    ------------

INCOME BEFORE PROVISION FOR
   INCOME TAXES                          --         (105,100)             --

INCOME TAX EXPENSE                       --               --              --
                               ------------     ------------    ------------

NET INCOME (LOSS)              $         --     $   (105,100)   $         --
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

           See accompanying accountants' notes to financial statements

FIRST INDIA DIVERSIFIED HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS EQUITY

                                    Common Stock        Additional
                                --------------------      Paid-In     Accumulated
                                  Shares      Amount      Capital       Deficit        Total
                                ----------    ------    ----------    -----------    ---------

Subscription to common stock
   at par value                 51,000,000    $5,100      $    --      $      --     $   5,100

Subscription to common stock
   at $.01 per share            10,000,000     1,000       99,000             --       100,000

Net Income-Year Ended
   September 30, 1999                   --        --           --             --            --
                                ----------    ------      -------      ---------     ---------

Balance-September 30, 1999      61,000,000     6,100       99,000                      105,100

Net Loss-Year Ended
   September 30, 2000                   --        --           --       (105,100)     (105,100)
                                ----------    ------      -------      ---------     ---------

Balance-September 30, 2000      61,000,000     6,100       99,000       (105,100)           --

Net Loss-Year Ended
   September 30, 2001                   --        --           --             --            --
                                ----------    ------      -------      ---------     ---------

Balance-September 30, 2000      61,000,000    $6,100      $99,000      $(105,100)    $      --
                                ==========    ======      =======      =========     =========

           See accompanying accountants' notes to financial statements

FIRST INDIA DIVERSIFIED HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS

                                                     Year Ended     July 2, 1999 (Inception) to
                                                    September 30,          September 30,
                                                    -------------   ---------------------------
                                                        2001            2000           2001
                                                    -------------   ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES:

   Net loss                                           $      --      $(105,100)     $      --
   Adjustments to reconcile net loss to cash
      used in operating activities:                          --             --             --
                                                      ---------      ---------      ---------

         Net cash used in operating activities               --       (105,100)            --
                                                      ---------      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock                                  --        105,100             --
                                                      ---------      ---------      ---------

         Net increase in cash and cash equivalents           --             --             --

CASH AND CASH EQUIVALENTS, Beginning                         --             --             --
                                                      ---------      ---------      ---------

CASH AND CASH EQUIVALENTS, Ending                     $      --      $      --      $      --
                                                      =========      =========      =========

Supplemental disclosure of cash flow information
      Interest paid                                   $      --      $      --      $      --
                                                      =========      =========      =========

      Income taxes paid                               $      --      $      --      $      --
                                                      =========      =========      =========

           See accompanying accountants' notes to financial statements

                     FIRST INDIA DIVERSIFIED HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

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

                     FIRST INDIA DIVERSIFIED HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

Note 2: Going Concern Consideration

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has no operating history nor any revenues or earnings from operations. The Company will, in all likelihood, sustain operating expenses without corresponding revenues, until the consummation of a business combination. The Company's lack of financial resources and liquidity at September 30, 2001 raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has been dependent upon raising equity funding to remain in existence and will continue to be dependent upon such funding until a business combination has been consummated.

                                    Part III

Item 1. Exhibit Index

No. 10.1 Agreement of Asset Acquisition dated April 30, 2001 between Highland Acquisition Corporation and Maggio Beef Corporation together with Assignment thereof to the registrant.

--------------------------------------------------------------------------------

(23)  Consents - Experts

      10.1  Agreement of Asset Acquisition

      23.1     Consent of Aaron Stein

                                   Signatures

      Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  December 27, 2001

                                                  By:

                                                       /s/ David Griffith
                                                       -----------------------
                                                       David Griffith
                                                       President and Director

                                                        /s/ Gary E. Stein
                                                       -----------------------
                                                       Gary E. Stein
                                                       Chief Financial Officer
                                                        and Director