Form 10KSB/A
period 2001-09-30
FIRST INDIA DIVERSIFIED HOLDINGS INC
filed 2002-01-04
CIK 1094735

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                         ------------------------------


                         AMENDMENT NO. 1 TO FORM 10-KSB


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

                                   61,000,000

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I

Item 1.           Description of Business                                     3

Item 2.           Plan of Operation                                           6

Item 3.           Description of Property                                     7

Item 4.           Security Ownership of Certain
                  Beneficial Owners and Management                            8

Item 5.           Directors, Executive Officers, Promoters
                  And Control Persons                                         8

Item 6.           Executive Compensation                                     10

Item 7.           Certain Relationships and
                  Related Transactions                                       10

Item 8.           Description of Securities                                  11

PART II

Item 1.           Market for Common Equities and Related Stockholder
                  Matters                                                    11

Item 2.           Legal Proceedings                                          13

Item 3.           Changes in and Disagreements with Accountants              13

Item 4.           Recent Sales of Unregistered Securities                    13

Item 5.           Indemnification of Directors and Officers                  13

PART F/S

                  Financial Statements                                    14-22

PART III

Item 1.           Index to Exhibits                                          23

                  Signatures                                                 23

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

General Business Plan


      The Company's present purpose is to consummate the purchase of a division of Maggio Beef Corporation pursuant to the Agreement filed as Exhibit 10.1 hereto. There is no assurance that the Company will be successful in such consummation.

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

Resumes

David Griffith

      David Griffith holds a BFA from York University and a diploma in scenographic design for TV and film from CBC's Institute of Scenography. Working as a freelance film and theater producer and designer since 1981, Mr. Griffith has produced 11 shows for Ariel Theatre Group, and has designed sets and lighting for over seventy theatre productions and more than twenty television and film productions. From 1990 through 1992 he worked in Mexico designing 21 ballets for Taller Coreografico and 6 major television projects for the Imevision Television Network. As a producer of theatre, he assessed the commercial viability of creative concepts, developed those concepts into productions, and organized all the resources necessary to mount a show. All of Mr. Griffith's shows finished in the black - a significant feat in the world of small theatre. Since childhood Mr. Griffith has had a penchant for electronics and has had extensive use of and experience with electronics, optics and computers.

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

Item 7. Certain Relationships and Related Transactions

      There have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

Item 8. Description of Securities

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

Item 2. Legal Proceedings

      There is no litigation pending or threatened by or against the Company.

Item 3. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      The Company has not changed accountants during the fiscal year ended September 30, 2001 and there are no disagreements with the findings of said accountants.

Item 4.  Recent Sales of Unregistered Securities

Item 5.  Indemnification of Directors and Officers

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

--------------------------------------------------------------------------------


                                   Signatures


      Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Form 10-K for the year ended September 30, 2001 to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  January 2, 2002


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