Form 10KSB/A
period 2001-09-30
FIRST INDIA DIVERSIFIED HOLDINGS INC
filed 2002-01-10
CIK 1094735

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                         ------------------------------


                         AMENDMENT NO. 2 TO FORM 10-KSB


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

Aaron Stein
Woodmere, New York
December 26, 2001

FIRST INDIA DIVERSIFIED HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

                                                            September 30,
                                                       ------------------------
                                                          2001          2000
                                                       ---------      ---------
ASSETS

Current assets
  Cash and cash equivalents                            $      --      $      --
                                                       ---------      ---------

LIABILITIES AND STOCKHOLDRS' EQUITY

Liabilities                                            $      --      $      --
                                                       ---------      ---------

Stockholders' Equity
  Common stock, $0.0001 par value,
   100,000,000 shares authorized,
   61,000,000 shares issued and outstanding                6,100          6,100
  Additional paid-in capital                              99,000         99,000
  Deficit accumulated during the
   development stage                                    (105,100)      (105,100)
                                                       ---------      ---------

                                                       $      --      $      --
                                                       =========      =========

           See accompanying accountants' notes to financial statements

FIRST INDIA DIVERSIFIED HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS

                                     Year Ended     July 2, 1999 (Inception) to
                                    September 30,          September 30,
                                    ------------   -----------------------------
                                        2001           2000             2001
                                    ------------   ------------     ------------
REVENUES                             $       --    $         --     $         --

EXPENSES                                     --         105,100               --
                                     ----------    ------------     ------------
INCOME BEFORE PROVISION FOR
  INCOME TAXES                               --        (105,100)              --

INCOME TAX EXPENSE                           --              --               --
                                     ----------    ------------     ------------

NET INCOME (LOSS)                    $       --    $   (105,100)    $         --
                                     ==========    ============     ============

LOSS PER SHARE
  BASIC                              nil                    nil              nil

AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING          61,000,000      61,000,000       61,000,000

           See accompanying accountants' notes to financial statements

FIRST INDIA DIVERSIFIED HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS EQUITY

                                       Common Stock          Additional
                                  ----------------------      Paid-In       Accumulated
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
                                  ==========      ======      =======      =========       =========

           See accompanying accountants' notes to financial statements

FIRST INDIA DIVERSIFIED HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS

                                          Year Ended   July 2, 1999 (Inception)
                                         September 30,     to September 30,
                                         ------------  -----------------------
                                             2001         2000           2001
                                         ------------  ----------       ------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                   $  --      $(105,100)      $  --
  Adjustments to reconcile net loss to
    cash used in operating activities:          --             --          --
                                             -----      ---------       -----

      Net cash used in operating
        activities                              --       (105,100)         --
                                             -----      ---------       -----

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                      --        105,100          --
                                             -----      ---------       -----
      Net increase in cash and cash
        equivalents                             --             --          --

CASH AND CASH EQUIVALENTS, Beginning            --             --          --
                                             -----      ---------       -----

CASH AND CASH EQUIVALENTS, Ending            $  --      $      --       $  --
                                             =====      =========       =====

Supplemental disclosure of cash
  flow information
      Interest paid                          $  --      $      --       $  --
                                             =====      =========       =====

      Income taxes paid                      $  --      $      --       $  --
                                             =====      =========       =====

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

                              CONSENT OF ACCOUNTANT

     The undersigned consents to the inclusion of his audit report dated December 26, 2001 on the financial statements of First India Diversified Holdings, Inc. as of September 30, 2001 and September 30, 2000 and for the years then ended in the Registrant's Annual Report on Form 10-K for the year ended September 30, 2001.

                                                     /s/ Aaron Stein
                                                     --------------------------
                                                     Aaron Stein
                                                     Certified Public Accountant

Woodmere, New York
December 27, 2001

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