Form 10QSB
period 2000-03-31
FIRST INDIA DIVERSIFIED HOLDINGS INC
filed 2002-01-11
CIK 1094735

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

State number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date. As of March 31, 2000, 61,000,000
shares  of  the   registrant's  no  par  value  common  stock  were  issued  and outstanding.

            Transmittal Small Business Disclosure Format (check one):

          Yes X                                                      No

FIRST INDIA DIVERSIFIED HOLDINGS, INC.

TABLE OF CONTENTS

                                                                            Page

REVIEW REPORT OF INDEPENDENT ACCOUNTANT                                       1

FINANCIAL STATEMENTS

         Balance Sheet as of March 31, 2000                                   2
         Statement of Operations for the three months
           and six months ended March 31, 2000 and
           for the period July 2, 1999 (inception)
           to March 31, 2000                                                  3
         Statement of Stockholders' Equity for the six
           months ended March 31, 2000 and for the
           period July 2, 1999 (inception ) to
           March 31, 2000                                                     4
         Statement of Cash Flows for the six months
           ended March 31, 2000 and for the period
           July 2, 1999 (inception) to March 31, 2000                         5
         Notes to Financial Statements                                        6

   Aaron Stein
CERTIFIED PUBLIC ACCOUNT

                                                                981 ALLEN LANE
                                                                 P.O. BOX 406
                                                              WOODMERE, NY 11598
                                                                 516-569-0520

To the Board of Directors and Stockholders'
  First India Diversified Holdings, Inc.

I have reviewed the accompanying balance sheet of First India Diversified Holdings, Inc. (a development stage enterprise) as of March 31, 2000 and the related statements of operations, stockholders' equity (deficit) and cash flows for the six months ended March 31, 2000 and for the period from July 2, 1999 (inception) to March 31, 2000. These financial statements are the responsibility of the Company's management.

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

Aaron Stein
Woodmere, New York
May 28, 2001

FIRST INDIA DIVERSIFIED HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
MARCH 31, 2000
(Unaudited)

ASSETS

Current assets

     Cash and cash equivalents                                         $ 74,338
                                                                       --------

                                                                       $ 74,338
                                                                       ========

LIABILITIES AND STOCKHOLDRS' EQUITY

Liabilities                                                            $     --
                                                                       --------

Stockholders' Equity
     Common stock, $0.0001 par value,
         100,000,000 shares authorized,
         61,000,000 shares issued and outstanding                         6,100
     Additional paid-in capital                                          99,000
     Deficit accumulated during the development stage                   (30,762)
                                                                       --------

                                                                       $ 74,338
                                                                       ========

  See accompanying accountants' review report and notes to financial statements

FIRST INDIA DIVERSIFIED HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS

                                                       Three Months         Six Months          July 2, 1999
                                                          Ended               Ended            (Inception) to
                                                      March 31, 2000      March 31, 2000       March 31, 2000
                                                     ---------------      --------------       --------------
                                                       (Unaudited)         (Unaudited)           (Unaudited)

REVENUES                                             $         --          $         --         $         --

EXPENSES                                                   22,430                30,762               30,762
                                                     ------------          ------------         ------------

INCOME BEFORE PROVISION FOR
     INCOME TAXES                                         (22,430)              (30,762)             (30,762)

INCOME TAX EXPENSE                                             --                    --                   --
                                                     ------------          ------------         ------------

NET INCOME (LOSS)                                    $    (22,430)         $    (30,762)        $    (30,762)
                                                     ============          ============         ============

LOSS PER SHARE
     BASIC                                                nil                   nil                  nil

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING            61,000,000            61,000,000           61,000,000

  See accompanying accountants' review report and notes to financial statements

FIRST INDIA DIVERSIFIED HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS EQUITY
JULY 2, 1999 (INCEPTION) TO MARCH 31, 2000
(Unaudited)

                                               Common Stock                 Additional
                                      -------------------------------        Paid-In        Accumulated
                                          Shares            Amount           Capital          Deficit           Total
                                      ---------------   -------------     -------------    -------------    ------------
Subscription to common stock
     at par value                       51,000,000       $    5,100       $       --       $       --        $    5,100

Subscription to common stock
     at $.01 per share                  10,000,000            1,000           99,000               --           100,000

Net Income- September 30, 1999                  --               --               --               --                --
                                        ----------       ----------       ----------       ----------        ----------

Balance-September 30, 1999              61,000,000            6,100           99,000               --           105,100

Net Loss-March 31, 2000                         --               --               --          (30,762)          (30,762)
                                        ----------       ----------       ----------       ----------        ----------

Balance-March 31, 2000                  61,000,000       $    6,100       $   99,000       $  (30,762)       $   74,338
                                        ==========       ==========       ==========       ==========        ==========

  See accompanying accountants' review report and notes to financial statements

FIRST INDIA DIVERSIFIED HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS

                                                                       Six Months             July 2, 1999
                                                                          Ended              (Inception) to
                                                                     March 31, 2000          March 31, 2000
                                                                     --------------          --------------
                                                                       (Unaudited)             (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss                                                           $ (30,762)              $ (30,762)
     Adjustments to reconcile net loss to cash
         used in operating activities:                                         --                      --
                                                                        ---------               ---------

            Net cash used in operating activities                         (30,762)                (30,762)
                                                                        ---------               ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Issuance of common stock                                             105,100                 105,100
                                                                        ---------               ---------

            Net increase in cash and cash equivalents                      74,338                  74,338

CASH AND CASH EQUIVALENTS, Beginning                                           --                      --
                                                                        ---------               ---------

CASH AND CASH EQUIVALENTS, Ending                                       $  74,338               $  74,338
                                                                        =========               =========

Supplemental disclosure of cash flow information
         Interest paid                                                  $      --               $      --
                                                                        =========               =========

         Income taxes paid                                              $      --               $      --
                                                                        =========               =========

  See accompanying accountants' review report and notes to financial statements

                     FIRST INDIA DIVERSIFIED HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000

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

      Business

      The Company is positioning itself to take advantage of opportunities in supplying both retail and wholesale imported food products to the food service industry as well as to New York's growing multi-ethnic population.

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

The Company did not have any revenues during the period from inception (July 2, 1999) to March 31, 2000. The Company incurred aggregate expenses of $30,762 from inception and $22,430 in the most recent quarter. These expenses relate to evaluation of proposed transactions. The Company had minor amounts of dividend income which slightly reduced its loss from the amount of expenses incurred.

Liquidity and Capital Resources

The Company had total assets of $74,338 on March 31, 2000. The Company believes is has sufficient resources to meet its needs while evaluating business opportunities. The Company will need to raise additional substantial capital in order to effectuate any of the transactions it is evaluating. There is no assurance that these efforts to raise additional capital will be successful nor any assurance that the Company's actual capital needs will not be greater than anticipated, or that the Company will generate revenues to fund its operations in the absence of other sources.

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

                                          First India Diversified Holdings, Inc.

                                          /s/ David Griffith
                                          --------------------
Date:  January 10, 2002                   David Griffith, President
-----------------------