Form 10KSB/A
period 2001-09-30
FIRST INDIA DIVERSIFIED HOLDINGS INC
filed 2002-01-14
CIK 1094735

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                         ------------------------------

                         AMENDMENT NO. 3 TO FORM 10-KSB
                         ------------------------------

                 GENERAL FORM FOR REGISTRATION OF SECURITIES OF
                             SMALL BUSINESS ISSUERS

                             Under Section 12(g) of
                       The Securities Exchange Act of 1934
                       -----------------------------------

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

                                     PART II

Item 3. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

      As discussed in Amendment No. 1 to the registrant's Form 8-K filed on January 10, 2002, on May 1, 2000 Aaron Stein of Woodmere, New York was engaged as the registrant's principal independent accountant. Mr. Stein replaced Gregory Lazicky, who audited the registrant's financial statements for 1999, who was discharged. Aaron Stein audited First India Diversified Holdings Financial Statements for the fiscal year ended September 30, 2000 and reviewed interim quarterly statements filed since that date. Mr. Lazicky did not resign or decline to stand for re-election as First India Diversified Holdings principal accountant. The financial statements for the period ended September 30, 1999 did not contain any adverse opinion or disclaimer of opinion and were not modified as to uncertainty, audit scope, or accounting principles. The change of accountants was effected by a duly adopted resolution of the Board of Directors.

                                   Signatures

      Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 3 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  January 14, 2002

                                                         By: /s/ David Griffith
                                                         ----------------------
                                                         David Griffith
                                                         President and Director

                                                         /s/ Gary E. Stein
                                                         ----------------------
                                                         Gary E. Stein
                                                         Chief Financial Officer
                                                         and Director