Form 10QSB
period 2001-12-31
FIRST INDIA DIVERSIFIED HOLDINGS INC
filed 2003-02-21
CIK 1094735

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON D.C.

                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934, For the Quarter Ended December 31, 2001

[ ] Transitional Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934, For the Quarter Ended December 31, 2001

                          Commission File No. 000-27949

                     First India Diversified Holdings, Inc.
                          -----------------------------
             (Exact name of Registrant as specified in its charter)

           New York                                   06-1551283
      -------------------                         -------------------
  (State of other jurisdiction           (I.R.S. Employer Identification Number)
  of incorporation or organization)

                  400 Grove Street, Glen Rock, New Jersey 07452
                    -----------------------------------------
                     Address of principal executive offices

       Registrant's telephone number, including area code: (201) 445-7399

        Securities registered pursuant to Section 12(b) of the Act: NONE


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: February 12, 2003; 61,000,000 shares of common stock

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                     FIRST INDIA DIVERSIFIED HOLDINGS, INC.

                               Form 10-QSB- Index

                     For the Quarter Ended December 31, 2001


PART I                                                                  Page

Item 1.    Consolidated Financial Statements                             F-1
Item 2.    Management Discussion and Analysis                            1
Item 3.    Controls and Procedures                                       2

PART II

Item 1.    Legal Proceedings                                             2
Item 2.    Change in Securities                                          2
Item 3.    Defaults Upon Senior Securities                               2
Item 4.    Submission of Matters to a Vote of Security
           Holders Disclosures                                           2
Item 5.    Other Information                                             2
Item 6.    Exhibits and Reports on Form 8-K                              3

Signatures                                                               6




         This Form 10-QSB contains forward looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, regarding future events and the future performance of the Company involve risks and uncertainties which may cause our actual results in future periods to be materially different from any future performance suggested herein. We believe that its business strategy that includes focus on future acquisitions is not unique. There can be no assurance that our strategy will be successful. There can be no assurance that sufficient capital can be obtained to market ourselves and increase our market share and our performance and actual results could differ materially from those projected in the forward looking statements contained herein.

                                     PART I

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

Reports are contained starting Page F-1.


Item 2. MANAGEMENT'S DISCUSSION AND ANAYSIS CONDITION AND RESULTS OF OPERATIONS:

First India Diversified Holdings, Inc. (the "Company") was incorporated on July 2, 1999 under the laws of the State of New York to engage in any lawful corporate activity, including, but not limited to, selected mergers and acquisitions. The Company has sold 10,000,000 shares of Common Stock in a "private placement" pursuant to Rule 504 of the Securities Act of 1933. It has issued 51,000,000 shares to the control persons of the Company. The Company is authorized to issue 100,000,000 shares of Common Stock with a par value of $0.0001 per share.

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


Subsequent Events
         The Company had been positioning itself to take advantage of opportunities in supplying both retail and wholesale imported food products to the food service industry as well as to New York's growing multi-ethnic population.

The contemplated transactions did not materialize and the Company has terminated all intention of seeking to enter such businesses. As a result the control block of shares was retuned to VirtuCon, Inc., successor to Highland Acquisition Corporation, due to the default on the agreement.


ITEM 3.  CONTROLS AND PROCEDURES

         Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely altering them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.






                                     PART II

ITEM 1 - Legal Proceedings

         None


ITEM 2 - Changes in Securities

         None


ITEM 3 - Defaults upon Senior Securities

         None

ITEM 4 - Submission of Matters to a Vote of Security Holders

         None

ITEM 5 - Other Information

         None

ITEM 6 --EXHIBITS AND REPORTS OF FORM 8-K

 (a) The following documents are filed as part of this report:

         (1)(2) CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.

A list of the Consolidated Financial Statements filed as part of this Report is set forth in Item 8 and appears at Page F-1 of this Report; which list is incorporated herein by reference. The Financial Statement Schedules and the Report of Independent Auditors as to Schedules follow the Exhibits.

         (a)(3) EXHIBITS.

All of the items below are incorporated by reference to the Registrant's General Form 10SB and amendments for Registration of Securities as previously filed.

EXHIBITS AND SEC REFERENCE NUMBERS

Number            Title of Document
------         -----------------------
2(a)           Certificate of Incorporation (2)
2(b)           Agreement and Plan of Merger (2)
2(c)           By-Laws (2)
99.1           Certification of the Chief Executive Officer of First India
               Diversified Holdings, Inc., pursuant to 18 U.S.C. Section 1350,
               As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
               2002. (1)

(1) Filed Herewith.
(2) Filed as exhibits to Form 10-SB, dated, March 28, 2000

(b) Reports on Form 8-K
None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:                February 12, 2003        By: /s/ Simon Thurlow
                                              -------------------------
                                              Simon Thurlow,
                                              President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

DATE                                         SIGNATURE / TITLE


Date:                February 12, 2003       By: /s/ Simon Thurlow
                                             ---------------------------
                                             Simon Thurlow,
                                             Chairman of the Board of Directors

Date:                February 12, 2003       By: /s/ Roger Fidler
                                             ----------------------------
                                             Roger Fidler
                                             Director

CERTIFICATIONS


I, Simon Thurlow, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of First India Diversified Holdings, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
         a)all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b)any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

February 19,  2003

/s/  Simon Thurlow
--------------------------------
Simon Thurlow
President


I, Roger Fidler, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of First India Diversified Holdings, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
         a)all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b)any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

February 19,  2003

/s/  Roger Fildler
--------------------------------
Roger Fidler
Secretary

EXHIBIT 99.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Simon Thurlow, the Chief Executive Officer and Chief Financial Officer of First India Diversified Holdings, Inc. (the "Company"), certify, pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that to the best of my knowledge:

(1) the Quarterly Report on Form 10-QSB of the Company for the fiscal quarter ended December 31, 2001 (the "Report") fully complies with the requirements of
Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: February 12, 2003

/s/ Simon Thurlow
--------------------------
Simon Thurlow
President

FIRST INDIA DIVERSIFIED HOLDINGS, INC.

TABLE OF CONTENTS


                                                                          Page


REVIEW REPORT OF INDEPENDENT ACCOUNTANT                                     1


FINANCIAL STATEMENTS

         Balance Sheet as of December 31, 2001                              2
         Statement of Operations for the three months
              ended December 31, 2001 and for the period
              July 2, 1999 (inception) to December 31, 2001                 3
         Statement of Stockholders' Equity for the three
              months  ended December 31, 2001                               4
         Statement of Cash Flows for the three months
              ended December 31, 2001 and for the period
              July 2, 1999 (inception) to December 31, 2001                 5
         Notes to Financial Statements                                     6-7

                      FIRST INDIA DIVERSIFIED HOLDING, INC.
                          (A Development Stage Company)

                          REVIEWED FINANCIAL STATEMENTS
                                   (Unaudited)

                    Three months ended December 31, 2001 and
                   For The Period July 2, 1999 (Inception) to
                                December 31, 2001

   Aaron Stein
CERTIFIED PUBLIC ACCOUNT
                                                             981 ALLEN LANE
                                                              P.O. BOX 406
                                                           WOODMERE, NY 11598
                                                              516-569-0520




To the Board of Directors and Stockholders'
     First India Diversified Holdings, Inc.


I have reviewed the accompanying balance sheet of First India Diversified Holdings, Inc. (a development stage enterprise) as of December 31, 2001 and the related statements of operations, stockholders' equity (deficit) and cash flows for the three months ended December 31, 2001 and for the period from July 2, 1999 (inception) to December 31, 2001. These financial statements are the responsibility of the Company's management.

I conducted my review in accordance with the standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as whole. Accordingly, I do not express such an opinion.

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





Aaron Stein
Woodmere, New York
February 10, 2003

FIRST INDIA DIVERSIFIED HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
DECEMBER 31, 2001
(Unaudited)






ASSETS

Current assets
     Cash and cash equivalents                              $           -
                                                            --------------

                                                            $           -
                                                            ==============

LIABILITIES AND STOCKHOLDRS' EQUITY

Liabilities                                                 $           -
                                                            --------------


Stockholders' Equity
     Common stock, $0.0001 par value,
         100,000,000 shares authorized,
         61,000,000 shares issued and outstanding                   6,100
     Additional paid-in capital                                    99,000
     Deficit accumulated during the development stage            (105,100)
                                                            --------------

                                                            $           -
                                                            ==============

  See accompanying accountants' review report and notes to financial statements

FIRST INDIA DIVERSIFIED HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS




                                            Three Months               July 2, 1999
                                               Ended                  (Inception) to
                                         December 31, 2001           December 31, 2001
                                       -----------------------    ------------------------
                                              (Unaudited)                (Unaudited)

REVENUES                               $                    -     $                     -


EXPENSES                                                    -                     105,100
                                       -----------------------    ------------------------


INCOME BEFORE PROVISION FOR
     INCOME TAXES                                           -                    (105,100)


INCOME TAX EXPENSE                                          -                           -
                                       -----------------------    ------------------------


NET INCOME (LOSS)                      $                    -     $              (105,100)
                                       =======================    ========================


EARNINGS PER SHARE
     Basic and diluted                 $                    -     $               (0.0017)
                                       =======================    ========================

WEIGHTED AVERAGE NIMBER OF
COMMON SHARES OUTSTANDING

Basic and diluted                                  61,000,000                  61,000,000
                                       =======================    ========================



  See accompanying accountants' review report and notes to financial statements

FIRST INDIA DIVERSIFIED HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS EQUITY


                                                                         Additional
                                        Common Stock                      Paid-In         Accumulated
                                      -------------------------------
                                          Shares           Amount         Capital           Deficit            Total
                                      ---------------   -------------   -------------   ----------------    ------------
Subscription to common stock
     at par value                         51,000,000    $      5,100    $          -    $             -     $     5,100

Subscription to common stock
     at $.01 per share                    10,000,000           1,000          99,000                  -         100,000

Net Income- Year Ended
     September 30, 1999                            -               -               -                  -               -
                                      ---------------   -------------   -------------   ----------------    ------------

Balance-September 30, 1999                61,000,000           6,100          99,000                            105,100

Net Loss-Year Ended
     September 30, 2000                            -               -               -           (105,100)       (105,100)
                                      ---------------   -------------   -------------   ----------------    ------------

Balance-September 30, 2000                61,000,000           6,100          99,000            (105100)              -

Net Loss- Year Ended
     September 30, 2001                            -               -               -                  -               -
                                      ---------------   -------------   -------------   ----------------    ------------

Balance-September 30, 2001                61,000,000           6,100          99,000           (105,100)              -

Net Loss-December 31, 2001                         -               -               -                  -               -
                                      ---------------   -------------   -------------   ----------------    ------------

Balance-December 31, 2001                 61,000,000    $      6,100    $     99,000    $      (105,100)    $         -
                                      ===============   =============   =============   ================    ============



           See accompanying accountants' notes to financial statements

FIRST INDIA DIVERSIFIED HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS


                                                                      Three Months                July 2, 1999
                                                                          Ended                  (Inception) to
                                                                    December 31, 2001          December 31, 2001
                                                                 ------------------------    -----------------------
                                                                        (Unaudited)                (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss                                                    $                     -     $             (105,100)
     Adjustments to reconcile net loss to cash
         used in operating activities:                                                 -                          -
                                                                 ------------------------    -----------------------

            Net cash used in operating activities                                      -                   (105,100)
                                                                 ------------------------    -----------------------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of common stock                                                          -                    105,100
                                                                 ------------------------    -----------------------

            Net increase in cash and cash equivalents                                  -                          -

CASH AND CASH EQUIVALENTS, Beginning                                                   -                          -
                                                                 ------------------------    -----------------------

CASH AND CASH EQUIVALENTS, Ending                                $                     -     $                    -
                                                                 ========================    =======================



Supplemental disclosure of cash flow information
         Interest paid                                           $                     -     $                    -
                                                                 ========================    =======================

         Income taxes paid                                       $                     -     $                    -
                                                                 ========================    =======================




  See accompanying accountants' review report and notes to financial statements

                     FIRST INDIA DIVERSIFIED HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


Note 1:  Organization, Business and Significant Accounting Policies
         ----------------------------------------------------------

         Organization

         First India Diversified Holdings, Inc. (the "Company") was incorporated on July 2, 1999 under the laws of the State of New York to engage in any lawful corporate activity, including, but not limited to, selected mergers and acquisitions. The Company has sold 10,000,000 shares of Common Stock in a "private placement" pursuant to Rule 504 of the Securities Act of 1933. The Company is authorized to issue 100,000,000 shares of Common Stock with a par value of $0.0001 per share.

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

         EARNINGS PER COMMON SHARE - Basic earnings per share are computed using the weighted average number of shares outstanding during the year. Basic net loss per share and diluted net loss per share are the same since there are no outstanding options, warrants or convertible securities.

                     FIRST INDIA DIVERSIFIED HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


Note 2:  Going Concern Consideration
         ---------------------------

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has no operating history nor any revenues or earnings from operations. The Company will, in all likelihood, sustain operating expenses without corresponding revenues, until the consummation of a business combination. The Company's lack of financial resources and liquidity raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has been dependent upon raising equity funding to remain in existence and will continue to be dependent upon such funding until a business combination has been consummated.