Form 10QSB
period 2002-03-31
FIRST INDIA DIVERSIFIED HOLDINGS INC
filed 2003-02-21
CIK 1094735

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON D.C.

                                   FORM 10-QSB

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, For the Quarter Ended March 31, 2002

     [ ] Transitional Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934, For the Quarter Ended March 31, 2002

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

                     400 Grove Street, Glen Rock, New Jersey
                    -----------------------------------------
                     Address of principal executive offices

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: February 19, 2003; 61,000,000 shares of common stock

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                     FIRST INDIA DIVERSIFIED HOLDINGS, INC.

                               Form 10-QSB- Index

                      For the Quarter Ended March 31, 2002


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

Date:             February 19, 2003         By: /s/ Simon Thurlow
                                            ----------------------------
                                            Simon Thurlow,
                                            President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

DATE                                         SIGNATURE / TITLE


Date:             February 19, 2003          By: /s/ Simon Thurlow
                                             ----------------------------
                                             Simon Thurlow,
                                             Chairman of the Board of Directors

Date:             February 19, 2003          By: /s/ Roger Fidler
                                             ----------------------------
                                             Roger Fidler
                                             Director

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

February 19,  2003

/s/  Roger Fildler
--------------------------------
Roger Fidler
Secretary

EXHIBIT 99.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Simon Thurlow, the Chief Executive Officer and Chief Financial Officer of First India Diversified Holdings, Inc. (the "Company"), certify, pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that to the best of my knowledge:

(1) the Quarterly Report on Form 10-QSB of the Company for the fiscal quarter ended June 30, 2002 (the "Report") fully complies with the requirements of
Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: February 19, 2003

/S/ Simon Thurlow
--------------------------
Simon Thurlow
President

FIRST INDIA DIVERSIFIED HOLDINGS, INC.



TABLE OF CONTENTS


                                                                          Page


REVIEW REPORT OF INDEPENDENT ACCOUNTANT                                     1


FINANCIAL STATEMENTS

         Balance Sheet as of March 31, 2002                                 2
         Statement of Operations for the three months
              and  six months ended March 31, 2002 and
               for the period  July 2, 1999 (inception)
              to March 31, 2002                                             3
         Statement of Stockholders' Equity for the six
              months  ended March 31, 2002 and for the
              period July 2, 1999 (inception ) to
              March 31, 2002                                                4
         Statement of Cash Flows for the six months
              ended March 31, 2002 and for the period
              July 2, 1999 (inception) to March 31, 2002                    5
         Notes to Financial Statements                                     6-7

                      FIRST INDIA DIVERSIFIED HOLDING, INC.
                          (A Development Stage Company)

                          REVIEWED FINANCIAL STATEMENTS
                                   (Unaudited)

                       Six months ended March 31, 2002 and
                   For The Period July 2, 1999 (Inception) to
                                 March 31, 2002

   Aaron Stein
CERTIFIED PUBLIC ACCOUNT
                                                               981 ALLEN LANE
                                                                P.O. BOX 406
                                                             WOODMERE, NY 11598
                                                                516-569-0520




To the Board of Directors and Stockholders'
     First India Diversified Holdings, Inc.


I have reviewed the accompanying balance sheet of First India Diversified Holdings, Inc. (a development stage enterprise) as of March 31, 2002 and the related statements of operations, stockholders' equity (deficit) and cash flows for the six months ended March 31, 2002 and for the period from July 2, 1999 (inception) to March 31, 2002. These financial statements are the responsibility of the Company's management.

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

FIRST INDIA DIVERSIFIED HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
MARCH 31, 2002
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
                                                             ==============


  See accompanying accountants' review report and notes to financial statements

FIRST INDIA DIVERSIFIED HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS


                                           Three Months         Six Months          July 2, 1999
                                              Ended               Ended            (Inception) to
                                          March 31, 2002      March 31, 2002       March 31, 2002
                                         -----------------   -----------------    -----------------
                                           (Unaudited)           (Unaudited)         (Unaudited)

REVENUES                                 $              -    $              -     $              -


EXPENSES                                                -                   -             (105,100)
                                         -----------------   -----------------    -----------------


INCOME BEFORE PROVISION FOR
     INCOME TAXES                                       -                   -             (105,100)


INCOME TAX EXPENSE                                      -                   -                    -
                                         -----------------   -----------------    -----------------


NET INCOME (LOSS)                        $              -    $              -     $       (105,100)
                                         =================   =================    =================


EARNINGS PER SHARE
     Basic and diluted                   $              -    $              -     $        (0.0017)
                                         =================   =================    =================

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING

Basic and diluted                           61,000,000          61,000,000              61,000,000
                                         =================   =================    =================




  See accompanying accountants' review report and notes to financial statements

FIRST INDIA DIVERSIFIED HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS EQUITY


                                                                         Additional
                                        Common Stock                      Paid-In         Accumulated
                                      -------------------------------
                                          Shares           Amount         Capital           Deficit            Total
                                      ---------------   -------------   -------------   ----------------    ------------

Subscription to common stock
     at par value                         51,000,000    $      5,100    $          -    $             -     $     5,100

Subscription to common stock
     at $.01 per share                    10,000,000           1,000          99,000                  -         100,000

Net Income- Year Ended
     September 30, 1999                            -               -               -                  -               -
                                      ---------------   -------------   -------------   ----------------    ------------

Balance-September 30, 1999                61,000,000           6,100          99,000                            105,100

Net Loss-Year Ended
     September 30, 2000                            -               -               -           (105,100)       (105,100)
                                      ---------------   -------------   -------------   ----------------    ------------

Balance-September 30, 2000                61,000,000           6,100          99,000            (105100)              -

Net Loss- Year Ended
     September 30, 2001                            -               -               -                  -               -
                                      ---------------   -------------   -------------   ----------------    ------------

Balance-September 30, 2001                61,000,000           6,100          99,000           (105,100)              -

Net Loss-December 31, 2001                         -               -               -                  -               -
                                      ---------------   -------------   -------------   ----------------    ------------

Balance-December 31, 2001                 61,000,000           6,100          99,000           (105,100)              -

Net Loss-March 31, 2002                            -               -               -                  -               -
                                      ---------------   -------------   -------------   ----------------    ------------

Balance-March 31, 2002                    61,000,000    $      6,100    $     99,000    $      (105,100)    $         -
                                      ===============   =============   =============   ================    ============


           See accompanying accountants' notes to financial statements

FIRST INDIA DIVERSIFIED HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS


                                                                       Six Months                 July 2, 1999
                                                                          Ended                  (Inception) to
                                                                     March 31, 2002              March 31, 2002
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
                                                                 ========================    =======================


  See accompanying accountants' review report and notes to financial statements

                     FIRST INDIA DIVERSIFIED HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                 --------------


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

                     FIRST INDIA DIVERSIFIED HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                 --------------


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