Form 10QSB
period 2002-06-30
FIRST INDIA DIVERSIFIED HOLDINGS INC
filed 2003-02-21
CIK 1094735

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON D.C.

                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, For the Quarter Ended June 30, 2002

[ ] Transitional Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, For the Quarter Ended June 30, 2002

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

                     FIRST INDIA DIVERSIFIED HOLDINGS, INC.

                               Form 10-QSB- Index

                    For the Quarter Ended June 30, 2002


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

Dated: February 12, 2003

/S/ Simon Thurlow
--------------------------
Simon Thurlow
President

FIRST INDIA DIVERSIFIED HOLDINGS, INC.



TABLE OF CONTENTS


                                                                           Page


REVIEW REPORT OF INDEPENDENT ACCOUNTANT                                      1


FINANCIAL STATEMENTS

         Balance Sheet     as of June 30, 2002                               2
         Statement of Operations for the three months
              and  nine months ended June 30, 2002 and
               for the period  July 2, 1999 (inception)
              to June 30, 2002                                               3
         Statement of Stockholders' Equity for the nine
              months  ended June 30, 2002 and for the
              period July 2, 1999 (inception ) to
              June 30, 2002                                                  4
         Statement of Cash Flows for the nine months
              ended June 30, 2002 and for the period
              July 2, 1999 (inception) to June 30, 2002                      5
         Notes to Financial Statements                                     6-7

                      FIRST INDIA DIVERSIFIED HOLDING, INC.
                          (A Development Stage Company)

                          REVIEWED FINANCIAL STATEMENTS
                                   (Unaudited)

                       Nine months ended June 30, 2002 and
                   For The Period July 2, 1999 (Inception) to
                                  June 30, 2002

   Aaron Stein
CERTIFIED PUBLIC ACCOUNT
                                                          981 ALLEN LANE
                                                           P.O. BOX 406
                                                        WOODMERE, NY 11598
                                                           516-569-0520




To the Board of Directors and Stockholders'
     First India Diversified Holdings, Inc.


I have reviewed the accompanying balance sheet of First India Diversified Holdings, Inc. (a development stage enterprise) as of June 30, 2002 and the related statements of operations, stockholders' equity (deficit) and cash flows for the nine months ended June 30, 2002 and for the period from July 2, 1999 (inception) to June 30, 2002. These financial statements are the responsibility of the Company's management.

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

FIRST INDIA DIVERSIFIED HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
JUNE 30, 2002
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
                                                                 ==============

  See accompanying accountants' review report and notes to financial statements

FIRST INDIA DIVERSIFIED HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS


                                         Three Months        Nine Months          July 2, 1999
                                            Ended               Ended            (Inception) to
                                        June 30, 2002       June 30, 2002        June 30, 2002
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
                                       =================   =================    =================

  See accompanying accountants' review report and notes to financial statements

FIRST INDIA DIVERSIFIED HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS EQUITY


                                                                         Additional
                                        Common Stock                      Paid-In         Accumulated
                                      -------------------------------
                                          Shares           Amount         Capital           Deficit            Total
                                      ---------------   -------------   -------------   ----------------    ------------

Subscription to common stock
     at par value                         51,000,000    $      5,100    $          -    $             -      $    5,100

Subscription to common stock
     at $.01 per share                    10,000,000           1,000          99,000                  -         100,000

Net Income- Year Ended
     September 30, 1999                            -               -               -                  -               -
                                      ---------------   -------------   -------------   ----------------    ------------

Balance-September 30, 1999                61,000,000           6,100          99,000                            105,100

Net Loss-Year Ended
     September 30, 2000                            -               -               -           (105,100)       (105,100)
                                      ---------------   -------------   -------------   ----------------    ------------

Balance-September 30, 2000                61,000,000           6,100          99,000            (105100)              -

Net Loss- Year Ended
     September 30, 2001                            -               -               -                  -               -
                                      ---------------   -------------   -------------   ----------------    ------------
\
Balance-September 30, 2001                61,000,000           6,100          99,000           (105,100)              -

Net Loss-December 31, 2001                         -               -               -                  -               -
                                      ---------------   -------------   -------------   ----------------    ------------

Balance-December 31, 2001                 61,000,000           6,100          99,000           (105,100)              -

Net Loss-March 31, 2002                            -               -               -                  -               -
                                      ---------------   -------------   -------------   ----------------    ------------

Balance-March 31, 2002                    61,000,000           6,100          99,000           (105,100)              -

Net Loss-June 30, 2002                             -               -               -                  -               -
                                      ---------------   -------------   -------------   ----------------    ------------

Balance-June 30, 2002                     61,000,000    $      6,100    $     99,000    $      (105,100)    $         -
                                      ===============   =============   =============   ================    ============


           See accompanying accountants' notes to financial statements

FIRST INDIA DIVERSIFIED HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS


                                                                       Nine Months                July 2, 1999
                                                                          Ended                  (Inception) to
                                                                      June 30, 2002              June 30, 2002
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
                                                                 ========================    =======================

  See accompanying accountants' review report and notes to financial statements

                     FIRST INDIA DIVERSIFIED HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                  -------------


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

                     FIRST INDIA DIVERSIFIED HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                  -------------


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