Form 10KSB
period 2002-09-30
FIRST INDIA DIVERSIFIED HOLDINGS INC
filed 2003-02-21
CIK 1094735

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the fiscal year ending September 30, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from _________ to _________

                        Commission file number: 000-27949

                     FIRST INDIA DIVERSIFIED HOLDINGS, INC.
                 (Name of small business issuer in its charter)

           New York                                   06-1551283
           --------                                   ---------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
   incorporation or  organization)

400 Grove Street, Glen Rock, New Jersey                         07452
---------------------------------------                         -----
(Address of Principal executive offices)                      (Zip Code)

                                 (201) 445-7399
                                 --------------
                            Issuer's telephone number

        Securities registered under Section 12(b) of the "Exchange Act"

                         Common Share Par Value, $.0001
                         ------------------------------
                              (Title of each Class)

Securities registered under Section 12(g) of the Exchange Act:  None
                                                                ----

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year:  $0.00
                                                        -----

The aggregate market value of the voting and non-voting common equity held by non-affiliates based on the average bid and asked price of such common equity, as of September 30, 2002 was approximately $0.00

The number of shares of Common Stock outstanding, as of February 19, 2003 was 61,000,000

Transitional Small Business Disclosure Format (check one): Yes ____; No  X
                                                                       ----

                     FIRST INDIA DIVERSIFIED HOLDINGS, INC.
                          ANNUAL REPORT ON FORM 10-KSB

                    FOR FISCAL YEAR ENDED SEPTEMBER 30, 2002

                                      INDEX
                                                                       Page No:

PART I................................................................

ITEM 1.    DESCRIPTION OF BUSINESS....................................
ITEM 2.    DESCRIPTION OF PROPERTY....................................
ITEM 3.    LEGAL PROCEEDINGS..........................................
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY
           HOLDEDRS...................................................


PART II...............................................................

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS........................................
ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
           OPERATION..................................................
ITEM 7.    FINANCIAL STATEMENTS.......................................
ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE.....................


PART III..............................................................

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
           CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF
           THE EXCHANGE ACT...........................................
ITEM 10    EXECUTIVE COMPENSATION.....................................
ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWERNS
           AND MANGAEMENT.............................................
ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...
ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K...........................

                     First India Diversified Holdings, Inc.

                                     Part I

Item 1.   Description of Business

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

Management, Employees and Consultants:
--------------------------------------
         The Company has no employees.




Item 2.  Description of Property

         The Company has relocated its Office to the office of Roger Fidler, Esq., the Secretary of the Registrant, located at 400 Grove Street, Glen Rock, New Jersey 07452. The phone number is (201) 445-7399. The space occupied is sufficient for the current needs of the Registrant. The Registrant is not charged rent currently.

Item 3.  Legal Proceedings

There is no past, pending or, to our knowledge, threatened litigation or administrative action which has or is expected by our management to have a material effect upon our business, financial condition or operations, including any litigation or action involving our officer, director or other key personnel. There have been no changes in the company's accountants, or disagreements with its accountants..

Indemnification of Officers and Directors
-----------------------------------------
         At present we have not entered into individual indemnity agreements with our Officer or Director. However, our By-Laws and Certificate of Incorporation provide a blanket indemnification that we shall indemnify, to the fullest extent under Delaware law, our director and officer against certain liabilities incurred with respect to their service in such capabilities. In addition, the Certificate of Incorporation provides that the personal liability of our director and officer and our stockholders for monetary damages will be limited.

Item 4.    Submission of Matters to a Vote of Security Holders
           On November 22, 2002, the majority of shares entitled to vote of the Company voted to appoint new Directors and Officers of the Company, as set forth on the 8-K filed by the Company.



                                     Part II

Item 5.    Market for Common Equity and Related Stockholder Matters

General:
--------
         We are authorized to issue 100,000,000 shares of Common Stock, at a par value $.0001 per share. As of February 14, 2003, the latest practicable date, there are 61,000,000 shares of common stock outstanding. The number of record holders of Common Stock as of that date is approximately 30.

Common Stock:
-------------
         The holders of Common Stock are entitled to one vote for each share held of record on all matters to be voted on by stockholders. There is no cumulative voting with respect to the election of directors, with the result that the holders of more than 50% of the shares voting for the election of directors can elect all of the directors then up for election. The holders of Common Stock are entitled to receive ratably such dividends when, as and if declared by the Board of Directors out of funds legally available therefore. In the event we have a liquidation, dissolution or winding up, the holders of Common Stock are entitled to share ratably in all assets remaining which are available for distribution to them after payment of liabilities and after provision has been made for each class of stock, if any, having preference over the Common Stock. Holders of shares of Common Stock, as such, have no conversion, preemptive or other subscription rights, and there are no redemption provisions applicable to the Common Stock

Price Ranges of  Common Stock:
------------------------------
Market Information

         The Company's Common Stock is currently not traded.

Liquidation:
------------
         In the event of a liquidation of the Company, all stockholders are entitled to a pro rata distribution after payment of any claims. Warrant holders will not be entitled to liquidation rights, and will not be treated as stockholders prior to the exercise of the warrants.

Dividend Policy:
----------------
         The Company has never declared or paid cash dividends on its common stock and anticipates that all future earnings will be retained for development of its business. The payment of any future dividends will be at the discretion of the Board of Directors and will depend upon, among other things, future earnings, capital requirements, the financial condition of the Company and general business conditions.

Stock Transfer Agent:
---------------------

         Our transfer agent and registrar of the Common Stock is Holladay Stock Transfer Inc., 2939 North 67th Place, Scottsdale, AZ

Recent Sales of Unregistered Securities
---------------------------------------
         The information concerning the recent sales of unregistered securities required by Item 5 is incorporated by reference to the information set forth in
Item 12 "Certain Relationships and Related Transactions" set forth hereafter

Item 6.  Management's Discussion and Analysis or Plan of Operation.
         This Annual Report on form 10-KSB contains certain forward-looking statements within the meaning of the federal securities laws. Actual results and the timing of certain events could differ materially from those projected in the forward-looking statements due to a number of factors contained elsewhere herein. This commentary should read in conjunction with our financial statements that appear in this report.


Results of Operations:
----------------------
The Company has historically never had any operations, nor does it currently have any operations.

Liquidity and Financial Resources
---------------------------------
         As shown in the financial statements, the Company incurred a net loss of $105,100 during the year ended September 30, 2002, and has incurred substantial net losses for each of the past two years. At September 30, 2002, current liabilities exceed current assets by $105,100. These factors raise substantial doubt about the Company's ability to continue as a going concern. It is the intention of the Company's management to improve profitability by significantly reducing operating expenses and to raise additional investment capital to provide for continued operating funds. The ultimate success of these measures is not reasonably determinable at this time.

Inflation
---------
         The amounts presented in the financial statements do not provide for the effect of inflation on the Company's operations or its financial position. Amounts shown for machinery, equipment and leasehold improvements and for costs and expenses reflect historical cost and do not necessarily represent replacement cost. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Forward-looking Information
---------------------------
         Certain statements in this document are forward-looking in nature and relate to trends and events that may affect the Company's future financial position and operating results. The words "expect" "anticipate" and similar words or expressions are to identify forward-looking statements. These statements speak only as of the date of the document; those statements are based on current expectations, are inherently uncertain and should be viewed with caution. Actual results may differ materially from the forward-looking statements as a result of many factors, including changes in economic conditions and other unanticipated events and conditions. It is not possible to foresee or to identify all such factors. The Company makes no commitment to update any forward-looking statement or to disclose any facts, events or circumstances after the date of this document that may affect the accuracy of any forward-looking statement.

Item 7.    Financial Statements

                        FIRST INDIA DIVERSIFIED HOLDINGS
                          Index to Financial Statements
                                    CONTENTS

INDEPENDENT AUDITORS' REPORT                                             F-2

Consolidated Balance Sheet as of September 30, 2002

Consolidated Statement of Operations and Comprehensive Income

     for the periods ended September 30, 2002 and 2001

Consolidated Statements of Shareholders' Equity for the periods ended December 2002 and 2001

Consolidated Statements of Cash Flows for the periods ended

     September 30, 2002 and 2001

Consolidated Notes to the Financial Statements                           F-7

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.



                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Effective as of November 22, 2002, the Stock Purchase Agreement dated as of May 10, 2001, was terminated due to the failure of the purchaser to complete the terms of the Agreement. Accordingly, the control shares of the Registrant were returned to Hillyard & Cleef Holdings, Limited. Thereafter, the rights to the control block of stock was assigned to VirtuCon, Inc., a New York corporation. Voting the 51,000,000 shares of the Registrant, approximately 84% of the issued and outstanding shares entitled to vote, the following persons were elected to the offices indicated.

Name                       Age              Position(s) Held
-------------------------------------------------------------
Simon Thurlow              38          President and Director
Roger Fidler               52          Secretary and Director

SIMON THURLOW, PRESIDENT AND DIRECTOR
Mr. Thurlow has been the President and a Director of the Registrant since November2002. He has been employed as a part time law clerk for Mr. Fidler since 2001. From 1999 to 2001 Mr. Thurlow was the President of LHW Equities, Inc., a boutique investment banking concern. From 1998 to 1999, he was a vice president of ThurCon Capital Corporation, Inc., a boutique investment banking concern. From 1995 to 1998 he was a registered representative with Bernard Richards Securities, Inc. specializing in bankrupt and distressed companies.

ROGER FIDLER, SECRETARY AND DIRECTOR
Mr. Fidler has been the Secretary and a Director of the Registrant since November 2002. He has been an attorney in private practice since 1983 primarily practicing corporate and securities law. He obtained his bachelor's of science degree from Dickinson College in Carlisle, Pennsylvania in 1972, a Master's in Science degree from the University of Illinois at Champaign-Urbana, Illinois, in 1974 and his J.D. from the University of South Carolina, Columbia, South Carolina, in 1977. He has served on the boards of directors of several public and numerous private companies, including D-Lanz Development Group, Inc., PPA Technologies, Inc., Amzac Resources, Inc. and Leonard Swindbourne Acquisition Co., Ltd.

Item 10. Executive Compensation

         The Company has paid no executive compensation.

         Director Compensation

         Our directors receive no compensation for their services as director, at this time, other than what has already been paid by the issuance of shares of common stock.

         Director and Officer Insurance

         The Company has no directors and officers ("D & O") liability insurance.


Item 11.      Security Ownership of Certain Beneficial Owners and Management
         The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of September 30, 2002, by (i) each person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934 (the "Exchange Act") who is known by the Company to own beneficially 5% or more of the Common Stock, (ii) each director of the Company, and (iii) all directors and executive officers as a group. Unless otherwise indicated, all persons listed below have sole voting power and investment power with respect to such shares. Total number of shares originally authorized was 10,000,000 shares of common stock, each of which had a $.0001 per share par value.

         As of September 30, 2002, a total of 61,000,000 shares of Common Stock, have been issued and are outstanding.

Shareholder*                                   Number            Percentage
---------------------------------------------------------------------------
VirtuCon, Inc.    (1)                          61,000,000          83.6%
         C/o Michael S. Krome, P.C.
         8 Teak Court, Lake Grove, NY  11755

Directors and Officers as a group: 61,000,000 shares

*        Address of shareholder is c/o the Company, unless otherwise indicated
(1) For the Purpose of control, Simon Thurlow, President and Director is the control person of VirtuCon, Inc. under an five year agreement with Roger Fidler


Item 12.   Certain Relationships and Related Transactions

Issuance of Stock:
------------------

None

Item 13.   Exhibits
                                Index to Exhibits
--------------------------------------------------------------------------

    SEC REFERENCE          TITLE OF DOCUMENT
          NUMBER
--------------------------------------------------------------------------
         3.1            Articles of Incorporation                   (1)
--------------------------------------------------------------------------
         3.2            Amendment to Articles of                    (1)
                        Incorporation
--------------------------------------------------------------------------
         3.3            Additional Amendment to                     (1)
                        Articles of Incorporation
--------------------------------------------------------------------------
         3.4            Bylaws                                      (1)
--------------------------------------------------------------------------
         99.1           Certification of President pursuant to
                        18 U.S.C. Section 1350, as adopted
                        Pursuant to section 906 of the
                        Sarbanes-Oxley act of 2002

(1) These documents are hereby incorporated by reference to Form 10SB filed
---------------------------------------------------------------------------
January 27, 2000.
-----------------

Reports on Form 8-K

The Following Reports on Form 8-k were filed during the last quarter covered by this report:

As of November 22, 2002:   Item 1, Changes in Control of Registrant

                           Item 5, Other Events, change of address

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, First India Diversified Holdings, Inc. has duly caused this Report to be signed on behalf of the undersigned thereunto duly authorized on February 19, 2003.

FIRST INDIA DIVERSIFIED HOLDINGS, INC.

By /s/   Simon Thurlow
   --------------------------------------------
         Simon Thurlow, President and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated and on February 19, 2003

Signature                           Title                      Date
---------                           ------                     ------
/s/      Simon Thurlow              Director         February 19, 2003
----------------------
         Simon Thurlow

/s/      Roger Fidler               Director         February 19, 2003
---------------------
         Roger Fidler

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

/s/  Roger Fildler
--------------------------------
Roger Fidler
Secretary

EXHIBIT 99.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Simon Thurlow, the Chief Executive Officer and Chief Financial Officer of First India Diversified Holdings, Inc. (the "Company"), certify, pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that to the best of my knowledge:

(1) the Annual Report on Form 10-KSB of the Company for the fiscal year ended September 30, 2002 (the "Report") fully complies with the requirements of
Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:   February 19, 2003


--------------------------
Simon Thurlow,
President

FIRST INDIA DIVERSIFIED HOLDINGS, INC.



TABLE OF CONTENTS


                                                                          Page


 REPORT OF INDEPENDENT ACCOUNTANT                                           1


FINANCIAL STATEMENTS

         Balance Sheets as of September 30, 2002
              and  2001                                                     2
         Statement of Operations for the year ended
               September 30, 2002 and for the period
              July 2, 1999 (inception) to September 30, 2001
              and September 30, 2002                                        3
         Statement of Stockholders' Equity for the year
               ended September 30, 2002 and for the period
              July 2, 1999 (inception) to September 30, 2001                4
         Statement of Cash Flows for the year ended
               September 30, 2002 and for the period
              July 2, 1999 (inception) to September 30, 2001
              and September 30, 2002                                        5
         Notes to Financial Statements                                     6-7

                      FIRST INDIA DIVERSIFIED HOLDING, INC.
                          (A Development Stage Company)

                                     AUDITED
                              FINANCIAL STATEMENTS


                        Year ended September 30, 2002 and
                   For The Periods July 2, 1999 (Inception) to
                           September 30, 2001 and 2002

   Aaron Stein
CERTIFIED PUBLIC ACCOUNT
                                                              981 ALLEN LANE
                                                               P.O. BOX 406
                                                            WOODMERE, NY 11598
                                                               516-569-0520




To the Board of Directors and Stockholders'
     First India Diversified Holdings, Inc.


I have audited the accompanying balance sheets of First India Diversified Holdings, Inc. (a development stage enterprise) as of September 30, 2002 and 2001, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year ended September 30, 2002 and for the periods from July 2, 1999 (inception) to September 30, 2001 and from July 2, 1999 (inception) to September 30, 2002. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First India Diversified Holdings, Inc. (a development stage enterprise) as of September 30, 2002 and 2001, and the results of its operations and its cash flows for the year ended September 30, 2002 and for the periods from July 2, 1999 (inception) to September 30, 2001 and from July 2, 1999 (inception) to September 30, 2002 in conformity with accounting principles generally accepted in the United States of America.

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


Aaron Stein
Woodmere, New York
February 10, 2003
                                        1

FIRST INDIA DIVERSIFIED HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET


                                                                  September 30,
                                                          ------------------------------
                                                             2002             2001
                                                          ------------    --------------
ASSETS

Current assets
     Cash and cash equivalents                            $         -     $           -
                                                          ------------    --------------


LIABILITIES AND STOCKHOLDRS' EQUITY

Liabilities                                               $         -     $           -
                                                          ------------    --------------


Stockholders' Equity
     Common stock, $0.0001 par value,
         100,000,000 shares authorized,
         61,000,000 shares issued and outstanding               6,100             6,100
     Additional paid-in capital                                99,000            99,000
     Deficit accumulated during the development stage        (105,100)         (105,100)
                                                          ------------    --------------

                                                          $         -     $           -
                                                          ============    ==============



           See accompanying accountants' notes to financial statements

FIRST INDIA DIVERSIFIED HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS


                                                                         Year Ended       July 2, 1999 (Inception) to
                                                                        September 30,     September 30,
                                                                       ----------------  ------------------------------
                                                                            2002             2001            2002
                                                                       ----------------  --------------  --------------

REVENUES                                                               $             -    $          -   $           -


EXPENSES                                                                             -         105,100         105,100
                                                                       ----------------  --------------  --------------


INCOME BEFORE PROVISION FOR
     INCOME TAXES                                                                    -        (105,100)       (105,100)


INCOME TAX EXPENSE                                                                   -               -               -
                                                                       ----------------  --------------  --------------


NET INCOME (LOSS)                                                      $             -   $    (105,100)  $    (105,100)
                                                                       ================  ==============  ==============


EARNINGS PER SHARE
     Basic and diluted                                                 $             -   $     (0.0017)  $      (0.0017)
                                                                       ================  ==============  ==============

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING

Basic and diluted                                                        61,000,000         61,000,000      61,000,000
                                                                       ================  ==============  ==============

           See accompanying accountants' notes to financial statements

FIRST INDIA DIVERSIFIED HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS EQUITY

                                                                         Additional
                                        Common Stock                      Paid-In         Accumulated
                                      -------------------------------
                                          Shares           Amount         Capital           Deficit            Total
                                      ---------------   -------------   -------------   ----------------    ------------

Subscription to common stock
     at par value                         51,000,000    $      5,100    $          -    $             -     $     5,100

Subscription to common stock
     at $.01 per share                    10,000,000           1,000          99,000                  -         100,000

Net Income- Year Ended
     September 30, 1999                            -               -               -                  -               -
                                      ---------------   -------------   -------------   ----------------    ------------

Balance-September 30, 1999                61,000,000           6,100          99,000                            105,100

Net Loss-Year Ended
     September 30, 2000                            -               -               -           (105,100)       (105,100)
                                      ---------------   -------------   -------------   ----------------    ------------

Balance-September 30, 2000                61,000,000           6,100          99,000            (105100)              -

Net Loss- Year Ended
     September 30, 2001                            -               -               -                  -               -
                                      ---------------   -------------   -------------   ----------------    ------------

Balance-September 30, 2001                61,000,000           6,100          99,000           (105,100)              -

Net Loss-Year Ended
     September 30, 2002                            -               -               -                  -               -
                                      ---------------   -------------   -------------   ----------------    ------------

Balance-September 30, 2002                61,000,000    $      6,100    $     99,000    $      (105,100)    $         -
                                      ===============   =============   =============   ================    ============

           See accompanying accountants' notes to financial statements

FIRST INDIA DIVERSIFIED HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS


                                                                               Year Ended     July 2, 1999 (Inception) to
                                                                              September 30,    September 30,
                                                                              --------------  ------------------------------
                                                                                  2002            2001            2002
                                                                              --------------  --------------  --------------

CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss                                                                 $           -   $    (105,100)  $    (105,100)
     Adjustments to reconcile net loss to cash
         used in operating activities:                                                    -               -               -
                                                                              --------------  --------------  --------------

            Net cash used in operating activities                                         -        (105,100)       (105,100)
                                                                              --------------  --------------  --------------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of common stock                                                             -         105,100         105,100
                                                                              --------------  --------------  --------------

            Net increase in cash and cash equivalents                                     -               -               -

CASH AND CASH EQUIVALENTS, Beginning                                                      -               -               -
                                                                              --------------  --------------  --------------

CASH AND CASH EQUIVALENTS, Ending                                             $           -   $           -   $           -
                                                                              ==============  ==============  ==============



Supplemental disclosure of cash flow information
         Interest paid                                                        $           -   $           -   $           -
                                                                              ==============  ==============  ==============

         Income taxes paid                                                    $           -   $           -   $           -
                                                                              ==============  ==============  ==============

           See accompanying accountants' notes to financial statements

                     FIRST INDIA DIVERSIFIED HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                               ------------------


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

                     FIRST INDIA DIVERSIFIED HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                               ------------------


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