Form 10QSB
period 2002-12-31
FIRST INDIA DIVERSIFIED HOLDINGS INC
filed 2003-07-09
CIK 1094735

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C.

FORM 10-QSB

[X]            Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, For the Quarter Ended December 31, 2002

   [   ]            Transitional Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, For the Quarter Ended December 31, 2002

Commission File No.  000-27949

First India Diversified Holdings, Inc.
-----------------------------
(Exact name of Registrant as specified in its charter)

New York	06-1551283
-------------------	-------------------
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

400 Grove Street, Glen Rock, New Jersey 07452
-----------------------------------------
Address of principal executive offices

Registrant's telephone number, including area code:  (201) 445-7399

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

For the Quarter Ended December 31, 2002

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

ii

PART I

Item 1.            CONSOLIDATED FINANCIAL STATEMENTS

Reports are contained starting Page F-1.

FIRST INDIA DIVERSIFIED HOLDINGS, INC.

TABLE OF CONTENTS

Page

REVIEW REPORT OF INDEPENDENT ACCOUNTANT	1

FINANCIAL STATEMENTS

Balance Sheet as of December 31, 2002	2
Statement of Operations for the three months
ended December 31, 2002 and for the period
July 2, 1999 (inception) to December 31, 2002	3
Statement of Stockholders' Equity for the three
months ended December 31, 2002	4
Statement of Cash Flows for the three months
ended December 31, 2002 and for the period
July 2, 1999 (inception) to December 31, 2002	5
Notes to Financial Statements	6-7

Aaron Stein
CERTIFIED PUBLIC ACCOUNT

981 ALLEN LANE
P.O. BOX 406
WOODMERE, NY 11598
516-569-0520

To the Board of Directors and Stockholders'
     First India Diversified Holdings, Inc.

I have reviewed the accompanying balance sheet of First India Diversified Holdings, Inc. (a development stage enterprise) as of December 31, 2002 and the related statements of operations, stockholders' equity (deficit) and cash flows for the three months ended December 31, 2002 and for the period from July 2, 1999 (inception) to December 31, 2002. These financial statements are the responsibility of the Company's management.

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

Aaron Stein
Woodmere, New York
May 15, 2003

1

FIRST INDIA DIVERSIFIED HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
DECEMBER 31, 2002
(Unaudited)

Current assets
Cash and cash equivalents	$ -

$ -

LIABILITIES AND STOCKHOLDRS' EQUITY

Liabilities	$ -

Stockholders' Equity
Common stock, $0.0001 par value,
100,000,000 shares authorized,
61,000,000 shares issued and outstanding	6,100
Additional paid-in capital	99,000
Deficit accumulated during the development stage	(105,100)

$ -

See accompanying accountants' review report and notes to financial statements

2

FIRST INDIA DIVERSIFIED HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS

	Three Months	July 2, 1999
	Ended	(Inception) to
	December 31, 2002	December 31, 2002
	(Unaudited)	(Unaudited)

REVENUES	$-	$-

EXPENSES	-	105,100

INCOME BEFORE PROVISION FOR
INCOME TAXES	-	-

INCOME TAX EXPENSE	-	-

NET INCOME (LOSS)	$-	$(105,100)

EARNINGS PER SHARE
Basic and diluted	$-	$(0.0017)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING

Basic and diluted	61,000,000	61,000,000

See accompanying accountants' review report and notes to financial statements

3

FIRST INDIA DIVERSIFIED HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS EQUITY

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Subscription to common stock
at par value	51,000,000	$ 5,100	$ -	$ -	$ 5,100

Subscription to common stock
at $.01 per share	10,000,000	1,000	99,000	-	100,000

Net Income- Year Ended
September 30, 1999	-	-	-	-	-

Balance-September 30, 1999	61,000,000	6,100	99,000		105,100

Net Loss-Year Ended
September 30, 2000	-	-	-	(105,100)	(105,100)

Balance-September 30, 2000	61,000,000	6,100	99,000	(105100)	-

Net Loss- Year Ended
September 30, 2001	-	-	-	-	-

Balance-September 30, 2001	61,000,000	6,100	99,000	(105,100)	-

Net Loss-Year Ended
September 30, 2002	-	-	-	-	-

Balance-September 30, 2002	61,000,000	6,100	99,000	(105,100)	-

Net Loss-December 31, 2002	-	-	-	-	-

Balance-December 31, 2002	61,000,000	$ 6,100	$ 99,000	$ (105,100)	-

See accompanying accountants' notes to financial statements

4

FIRST INDIA DIVERSIFIED HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS

	Three Months	July 2, 1999
	Ended	(Inception) to
	December 31, 2002	December 31, 2002
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$-	$(105,100)
Adjustments to reconcile net loss to cash
used in operating activities:	-	-

Net cash used in operating activities	-	(105,100)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	-	105,100

Net increase in cash and cash equivalents	-	-

CASH AND CASH EQUIVALENTS, Beginning	-	-

CASH AND CASH EQUIVALENTS, Ending	$-	$-

Supplemental disclosure of cash flow information
Interest paid	$-	$-

Income taxes paid	$-	$-

See accompanying accountants' review report and notes to financial statements

5

FIRST INDIA DIVERSIFIED HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002

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

6

FIRST INDIA DIVERSIFIED HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002

Note 2: Going Concern Consideration

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has no operating history nor any revenues or earnings from operations. The Company will, in all likelihood, sustain operating expenses without corresponding revenues, until the consummation of a business combination. The Company's lack of financial resources and liquidity at December 31, 2002 raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has been dependent upon raising equity funding to remain in existence and will continue to be dependent upon such funding until a business combination has been consummated.

7

FIRST INDIA DIVERSIFIED HOLDING, INC.
(A Development Stage Company)

REVIEWED FINANCIAL STATEMENTS
(Unaudited)

Three months ended December 31, 2002 and
For The Period July 2, 1999 (Inception) to
December 31, 2002

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

The Company did not have any revenues during the period from inception (July 2, 1999) to December 31, 2002. The Company incurred aggregate expenses of $105,100 from inception and $-0- in the most recent quarter. These expenses relate to evaluation of proposed transactions.

Liquidity and Capital Resources

The Company had total assets of $-0- on December 31, 2002. The Company believes is has sufficient resources to meet its needs while evaluating business opportunities. The Company will need to raise additional substantial capital in order to effectuate any of the transactions it is evaluating. There is no assurance that these efforts to raise additional capital will be successful nor any assurance that the Company's actual capital needs will not be greater than anticipated, or that the Company will generate revenues to fund its operations in the absence of other sources.

PART II

ITEM 1 - Legal Proceedings

             None

ITEM 2 - Changes in Securities

            None

ITEM 3 - Defaults upon Senior Securities

            None

ITEM 4 - Submission of Matters to a Vote of Security Holders

            None

ITEM 5 - Other Information

            None

ITEM 6 -EXHIBITS AND REPORTS OF FORM 8-K

 (a) The following documents are filed as part of this report:

            (1)(2) CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.

A list of the Consolidated Financial Statements filed as part of this Report is set forth in Item 8 and appears at Page F‑1 of this Report; which list is incorporated herein by reference.  The Financial Statement Schedules and the Report of Independent Auditors as to Schedules follow the Exhibits.

            (a)(3) EXHIBITS.

All of the items below are incorporated by reference to the Registrant's General Form 10SB and amendments for Registration of Securities as previously filed.

EXHIBITS AND SEC REFERENCE NUMBERS

Number                      Title of Document
‑‑‑‑‑‑                       ‑‑‑‑‑‑‑‑‑‑‑‑‑

2(a) 2(b) 2(c) 99.1

Certificate of Incorporation (2)
Agreement and Plan of Merger (2)
By-Laws (2)
Certification of the Chief Executive Officer of First India Diversified Holdings, Inc., pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)        Filed Herewith.
(2)        Filed as exhibits to Form 10-SB, dated, March 28, 2000

(b)            Reports on Form 8‑K
None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	July 9, 2003	By: /s/ Simon Thurlow
‑‑‑‑‑‑‑‑‑‑‑‑‑‑‑‑‑‑‑‑‑‑‑‑‑‑‑‑
Simon Thurlow,
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

DATE		SIGNATURE / TITLE

Date:	July 9, 2003	By: /s/ Simon Thurlow
‑‑‑‑‑‑‑‑‑‑‑‑‑‑‑‑‑‑‑‑‑‑‑‑‑‑‑‑
Simon Thurlow,
Chairman of the Board of Directors

Date:	July 9, 2003	By: /s/ Roger Fidler
‑‑‑‑‑‑‑‑‑‑‑‑‑‑‑‑‑‑‑‑‑‑‑‑‑‑‑‑
Roger Fidler
Director