Form 10QSB
period 2003-03-31
FIRST INDIA DIVERSIFIED HOLDINGS INC
filed 2003-07-09
CIK 1094735

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C.

FORM 10-QSB

[X]            Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, For the Quarter Ended March 31, 2003

   [   ]            Transitional Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, For the Quarter Ended March 31, 2003

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

For the Quarter Ended March 31, 2003

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

FIRST INDIA DIVERSIFIED HOLDINGS, INC.

TABLE OF CONTENTS

Page

REVIEW REPORT OF INDEPENDENT ACCOUNTANT	1

FINANCIAL STATEMENTS

Balance Sheet as of March 31, 2003	2
Statement of Operations for the three months
and six months ended March 31, 2003 and
for the period July 2, 1999 (inception)
to March 31, 2003	3
Statement of Stockholders' Equity for the six
months ended March 31, 2003 and for the
period July 2, 1999 (inception ) to
March 31, 2003	4
Statement of Cash Flows for the six months
ended March 31, 2003 and for the period
July 2, 1999 (inception) to March 31, 2003	5
Notes to Financial Statements	6-7

          Aaron Stein
CERTIFIED PUBLIC ACCOUNT

981 ALLEN LANE P.O. BOX 406 WOODMERE, NY 11598 516-569-0520

To the Board of Directors and Stockholders'
     First India Diversified Holdings, Inc.

I have reviewed the accompanying balance sheet of First India Diversified Holdings, Inc. (a development stage enterprise) as of March 31, 2003 and the related statements of operations, stockholders' equity (deficit) and cash flows for the six months ended March 31, 2003 and for the period from July 2, 1999 (inception) to March 31, 2003. These financial statements are the responsibility of the Company's management.

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

Aaron Stein
Woodmere, New York
May 15, 2003

1

FIRST INDIA DIVERSIFIED HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
MARCH 31, 2003
(Unaudited)

ASSETS

Current assets
Cash and cash equivalents	$ -

$ -

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities	$ -

Stockholders' Equity
Common stock, $0.0001 par value,
100,000,000 shares authorized,
61,000,000 shares issued and outstanding	6,100
Additional paid-in capital	99,000
Deficit accumulated during the development stage	(105,100)

$ -

See accompanying accountants' review report and notes to financial statements

2

FIRST INDIA DIVERSIFIED HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS

	Three Months	Six Months	July 2, 1999
	Ended	Ended	(Inception) to
	March 31, 2003	March 31, 2003	March 31, 2003
	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$ -	$ -	$ -

EXPENSES	-	-	(105,100)

INCOME BEFORE PROVISION FOR
INCOME TAXES	-	-	(105,100)

INCOME TAX EXPENSE	-	-	-

NET INCOME (LOSS)	$ -	$ -	$ (105,100)

EARNINGS PER SHARE
Basic and diluted	$ -	$ -	$ (0.0017)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING

Basic and diluted	61,000,000	61,000,000	61,000,000

See accompanying accountants' review report and notes to financial statements

3

FIRST INDIA DIVERSIFIED HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS EQUITY

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Subscription to common stock
at par value	51,000,000	$ 5,100	$ -	$ -	$ 5,100

Subscription to common stock
at $.01 per share	10,000,000	1,000	99,000	-	100,000

Net Income- Year Ended
September 30, 1999	-	-	-	-	-

Balance-September 30, 1999	61,000,000	6,100	99,000		105,100

Net Loss-Year Ended
September 30, 2000	-	-	-	(105,100)	(105,100)

Balance-September 30, 2000	61,000,000	6,100	99,000	(105100)	-

Net Loss- Year Ended
September 30, 2001	-	-	-	-	-

Balance-September 30, 2001	61,000,000	6,100	99,000	(105,100)	-

Net Loss-Year Ended
September 30, 2002	-	-	-	-	-

Balance-September 30, 2002	61,000,000	6,100	99,000	(105,100)	-

Net Loss-December 31, 2002	-	-	-	-	-

Balance-December 31, 2002	61,000,000	6,100	99,000	(105,100)	-

Net Loss-March 31, 2003	-	-	-	-	-

Balance-March 31, 2002	61,000,000	$ 6,100	$ 99,000	$ (105,100)	-

See accompanying accountants' notes to financial statements

4

FIRST INDIA DIVERSIFIED HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS

	Six Months	July 2, 1999
	Ended	(Inception) to
	March 31, 2003	March 31, 2003
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ -	$ (105,100)
Adjustments to reconcile net loss to cash
used in operating activities:	-	-

Net cash used in operating activities	-	(105,100)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	-	105,100

Net increase in cash and cash equivalents	-	-

CASH AND CASH EQUIVALENTS, Beginning	-	-

CASH AND CASH EQUIVALENTS, Ending	$ -	$ -

Supplemental disclosure of cash flow information
Interest paid	$ -	$ -

Income taxes paid	$ -	$ -

See accompanying accountants' review report and notes to financial statements

5

FIRST INDIA DIVERSIFIED HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2003

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

6

FIRST INDIA DIVERSIFIED HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2003

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

7

FIRST INDIA DIVERSIFIED HOLDING, INC.
(A Development Stage Company)

REVIEWED FINANCIAL STATEMENTS
(Unaudited)

Six months ended March 31, 2003 and
For The Period July 2, 1999 (Inception) to
March 31, 2003

Item 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS CONDITION AND RESULTS
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

The Company did not have any revenues during the period from inception (July 2, 1999) to March 31, 2003. The Company incurred aggregate expenses of $105,000 from inception and $-0- in the most recent quarter. These expenses relate to evaluation of proposed transactions.

Liquidity and Capital Resources

The Company had total assets of $-0- on March 31, 2003. The Company believes is has sufficient resources to meet its needs while evaluating business opportunities. The Company will need to raise additional substantial capital in order to effectuate any of the transactions it is evaluating. There is no assurance that these efforts to raise additional capital will be successful nor any assurance that the Company's actual capital needs will not be greater than anticipated, or that the Company will generate revenues to fund its operations in the absence of other sources.

PART II

ITEM 1 - Legal Proceedings

            None

2

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

EXHIBITS AND SEC REFERENCE NUMBERS

Number	Title of Document
‑‑‑‑‑‑	‑‑‑‑‑‑‑‑‑‑‑‑‑‑‑
2(a)	Certificate of Incorporation (2)
2(b)	Agreement and Plan of Merger (2)
2(c)	By-Laws (2)
99.1	Certification of the Chief Executive Officer of First India Diversified Holdings, Inc., pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)
(1)	Filed Herewith.
(2)	Filed as exhibits to Form 10-SB, dated, March 28, 2000

(b)	Reports on Form 8‑K
None

3

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

4