Form 10QSB
period 2003-06-30
FIRST INDIA DIVERSIFIED HOLDINGS INC
filed 2003-08-15
CIK 1094735

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C.

FORM 10-QSB

[X]        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, For the Quarter Ended June 30, 2003

   [   ]            Transitional Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, For the Quarter Ended June 30, 2003

Commission File No.  000-27949

First India Diversified Holdings, Inc.
-----------------------------
(Exact name of Registrant as specified in its charter)

New York	06-1551283
-------------------	-------------------
(State of other jurisdiction	(I.R.S. Employer Identification Number)
of incorporation or organization)

Suite 40, 1010 University Avenue, San Diego, CA 92103
-----------------------------------------
Address of principal executive offices

Registrant's telephone number, including area code:  (888) 677-7811

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  August 12, 2003; 61,000,000 shares of common stock

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

FIRST INDIA DIVERSIFIED HOLDINGS, INC.

Form 10-QSB- Index

For the Quarter Ended June 30, 2003

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

I have reviewed the accompanying balance sheet of First India Diversified Holdings, Inc. (a development stage enterprise) as of June 30, 2003 and the related statements of operations, stockholders' equity (deficit) and cash flows for the nine months ended June 30, 2003 and for the period from July 2, 1999 (inception) to June 30, 2003. These financial statements are the responsibility of the Company's management.

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
August 13, 2003

1

FIRST INDIA DIVERSIFIED HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
JUNE 30, 2003
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

$ -

See accompanying accountants' review report and notes to financial statements

2

FIRST INDIA DIVERSIFIED HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS

	Three Months	Nine Months	July 2, 1999
	Ended	Ended	(Inception) to
	June 30, 2003	June 30, 2003	June 30, 2003
	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$ -	$ -	$ -

EXPENSES	-	-	(105,100)

INCOME BEFORE PROVISION FOR
INCOME TAXES	-	-	(105,100)

INCOME TAX EXPENSE	-	-	-

NET INCOME (LOSS)	$ -	$ -	$ (105,100)

EARNINGS PER SHARE
Basic and diluted	$ -	$ -	$ (0.0017)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING

Basic and diluted	61,000,000	61,000,000	61,000,000

See accompanying accountants' review report and notes to financial statements

3

FIRST INDIA DIVERSIFIED HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS EQUITY

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Subscription to common stock
at par value	51,000,000	$ 5,100	$ -	$ -	$ 5,100

Subscription to common stock
at $.01 per share	10,000,000	1,000	99,000	-	100,000

Net Income- Year Ended
September 30, 1999	-	-	-	-	-

Balance-September 30, 1999	61,000,000	6,100	99,000		105,100

Net Loss-Year Ended
September 30, 2000	-	-	-	(105,100)	(105,100)

Balance-September 30, 2000	61,000,000	6,100	99,000	(105100)	-

Net Loss- Year Ended
September 30, 2001	-	-	-	-	-

Balance-September 30, 2001	61,000,000	6,100	99,000	(105,100)	-

Net Loss-Year Ended
September 30, 2002	-	-	-	-	-

Balance-September 30, 2002	61,000,000	6,100	99,000	(105,100)	-

Net Loss-December 31, 2002	-	-	-	-	-

Balance-December 31, 2002	61,000,000	6,100	99,000	(105,100)	-
Net Loss-March 31, 2003	-	-	-	-	-

Balance-March 31, 2003	61,000,000	$ 6,100	$ 99,000	$ (105,100)	-
Net Loss-June 30, 2003	-	-	-	-	-
Balance-June 30, 2003	61,000,000	$ 6,100	$ 99,000	$ (105,100)	-

See accompanying accountants' notes to financial statements

4

FIRST INDIA DIVERSIFIED HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS

	Nine Months	July 2, 1999
	Ended	(Inception) to
	June 30, 2003	June 30, 2003
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ -	$ (105,100)
Adjustments to reconcile net loss to cash
used in operating activities:	-	-

Net cash used in operating activities	-	(105,100)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	-	105,100

Net increase in cash and cash equivalents	-	-

CASH AND CASH EQUIVALENTS, Beginning	-	-

CASH AND CASH EQUIVALENTS, Ending	$ -	$ -

Supplemental disclosure of cash flow information
Interest paid	$ -	$ -

Income taxes paid	$ -	$ -

See accompanying accountants' review report and notes to financial statements

5

FIRST INDIA DIVERSIFIED HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2003

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
JUNE 30, 2003

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

7

FIRST INDIA DIVERSIFIED HOLDING, INC.
(A Development Stage Company)

REVIEWED FINANCIAL STATEMENTS
(Unaudited)

Nine months ended June 30, 2003 and
For The Period July 2, 1999 (Inception) to
June 30, 2003

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

The Company did not have any revenues during the period from inception (July 2, 1999) to June 30, 2003. The Company incurred aggregate expenses of $105,000 from inception and $-0- in the most recent quarter. These expenses relate to evaluation of proposed transactions.

Liquidity and Capital Resources

The Company had total assets of $-0- on June 30, 2003. The Company believes is has sufficient resources to meet its needs while evaluating business opportunities. The Company will need to raise additional substantial capital in order to effectuate any of the transactions it is evaluating. There is no assurance that these efforts to raise additional capital will be successful nor any assurance that the Company's actual capital needs will not be greater than anticipated, or that the Company will generate revenues to fund its operations in the absence of other sources.

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

EXHIBITS AND SEC REFERENCE NUMBERS

Number	Title of Document
‑‑‑‑‑‑	‑‑‑‑‑‑‑‑‑‑‑‑‑‑‑
2(a)	Certificate of Incorporation (2)
2(b)	Agreement and Plan of Merger (2)
2(c)	By-Laws (2)
99.1	Certification of the Chief Executive Officer of First India Diversified Holdings, Inc., pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)
(1)	Filed Herewith.
(2)	Filed as exhibits to Form 10-SB, dated, March 28, 2000

(b)	Reports on Form 8‑K
99	Form 8-K filed on July 18, 2003 is filed herewith.

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	August 13, 2003	By: /s/ Marc Pilkington
‑‑‑‑‑‑‑‑‑‑‑‑‑‑‑‑‑‑‑‑‑‑‑‑‑‑‑‑
Marc Pilkington,
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

DATE		SIGNATURE / TITLE

Date:	August 13, 2003	By: /s/ Marc Pilkington
‑‑‑‑‑‑‑‑‑‑‑‑‑‑‑‑‑‑‑‑‑‑‑‑‑‑‑‑
Marc Pilkington
Director

Date:	August 13, 2003	By: /s/ David R. Koos
‑‑‑‑‑‑‑‑‑‑‑‑‑‑‑‑‑‑‑‑‑‑‑‑‑‑‑‑
David R. Koos
Director

4