Form 10KSB
period 2003-09-30
FIRST INDIA DIVERSIFIED HOLDINGS INC
filed 2004-01-28
CIK 1094735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
       1934: For the fiscal year ending September 30, 2003

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934: For the transition period from _________ to _________

Commission file number: 000-27949

CELL BIO-SYSTEMS, INC.
Formerly, FIRST INDIA DIVERSIFIED HOLDINGS, INC.
(Name of small business issuer in its charter)

New York	06-1551283
--------	---------
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

8885 Rio San Diego Drive, Suite 357, , San Diego, CA	92108
----------------------------------------------------	----
(Address of Principal executive offices)	(Zip Code)

(619) 615-0550
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
-----

The aggregate market value of the voting and non-voting common equity held by non-affiliates based on the average bid and asked price of such common equity, as of September 30, 2003 was approximately $0.00

The number of shares of Common Stock outstanding, as of January 23, 2004, was 49,207,000

Transitional Small Business Disclosure Format (check one): Yes ____; No  X

CELL BIO-SYSTEMS, INC.
ANNUAL REPORT ON FORM 10-KSB

  FOR FISCAL YEAR ENDED SEPTEMBER 30, 2003

INDEX

Page No:

PART I

ITEM 1.	DESCRIPTION OF BUSINESS
ITEM 2.	DESCRIPTION OF PROPERTY
ITEM 3.	LEGAL PROCEEDINGS
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS
ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION
ITEM 7.	FINANCIAL STATEMENTS
ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF
THE EXCHANGE ACT
ITEM 10	EXECUTIVE COMPENSATION
ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT
ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...
ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K

Cell Bio-Systems, Inc.

Part I

Item 1.   Description of Business

Organization

        Cell Bio-Systems, Inc. (the "Company" or "CBIO") was incorporated as First India Diversified Holdings, Inc. on July 2, 1999 under the laws of the State of New York to engage in any lawful corporate activity, including, but not limited to, selected mergers and acquisitions. The shareholders approved the name change on August 23, 2003 at a shareholders meeting. The Company is authorized to issue 95,000,000 shares of Common Stock with a par value of $0.0001 per share, and 5,000,000 shares of preferred stock with a par value of $0.01 per share.

Business

        The Company was not successful in implementing its original business plan to take advantage of opportunities in supplying both retail and wholesale imported food products to the food service industry as well as to New York's growing multi-ethnic population. The Company then sought to acquire another business and on September 30, 2003 acquired a license and sub-license of certain intellectual property, including two patents to manufacture, market and sell disposable cannulae and other instruments used in tissue management procedures.  The Company is in the developmental stages of having its instruments manufactured under an outsourcing arrangement by third party medical device manufacturers in anticipation of marketing and selling these instruments commencing in the second quarter of 2004.

Management, Employees and Consultants:

         The Company employs a full-time President, Marc Pilkington, a part time Chief Financial Officer and Secretary, John Wright (replacing Mr. Koos as of December 1, 2003), and ten part time consultants that serve on various projects, as needed, in product development, public relations, information technology and trade show events.

          Cell Bio-Systems, Inc. (CBIO) is a New York corporation whose operations are based in San Diego, California.  The business we acquired was founded in 2002. CBIO is a Medical Device, Biotechnology company seeking to exploit its proprietary and patented technologies in the specific field of living tissue management.  Cell Bio-Systems' flagship technology is a "super-slick" coated, disposable cannula.  A cannula is the "business end" of a syringe used in procedures ranging from liposuction to stem cell research.  At present there is no similar or comparable device in existence and the company believes it is filling a void in the medical device marketplace with a product that: reduces patient trauma and recovery time; is more effective because it nearly eliminates potential cell damage; and, is ultimately a safer product than current reusable alternatives that allow for cross-contamination or infection.

Mission Statement

Cell Bio-Systems' main goal is to become the eminent brand name in medical device instrumentation used in living tissue management.

The Medical Device Industry

CBIO participates in the rapidly growing worldwide Medical Device Market which is expected to grow from nearly $130 billion today to approximately $241 billion in the next five years.  Based on average growth rates from 1997 - 2001, Cell Bio-Systems estimates the medical device market and, in particular the biotechnology sector, currently has and will continue to have one of the fastest growing future markets. These figures are based on the top 112 medical device companies (Espicom Business Intelligence, Aug. 2002).

In the United States alone, CBIO estimates 57 of the top medical device companies have combined annual revenues of over $77 billion.

Living Tissue Management™

Tissue Management is fast becoming a critical tool in managing patient health.  Such tissue management involves harvesting cells from one area and, in some cases, inserting them in a different area. These procedures can involve stem cells, for research or therapy to fat cells used for bulking and body sculpting.

There are two critical success factors for tissue management procedures, cell viability and risk of cross contamination.  These issues are closely linked to the cannula, the instrument used in these procedures. A cannula looks like an aggressive version of a large needle. The vast majority of cannulae in use today are stainless steel. We tend to think of stainless steel as polished and smooth, but at a cellular level, the microscopic surface of stainless steel is porous, jagged and highly dangerous to cell tissue. Even after autoclaving, tubular instruments may still contain residual tissue, creating risk of cross contamination.

This is such a significant issue that there are companies today differentiating themselves by inventing special coatings and preparations to reduce cell damage during tissue extractions.

These risks have drawn the attention of regulatory agencies such as the FDA and OSHA - it is likely that re-using instruments like those used in fat transfer and liposuction procedures will not be allowed in the near future.

Concept

Cell Bio-Systems will provide products designed specifically for Living Tissue Management.

Cell Bio-Systems plans to concentrate on producing quality disposable devices for the tissue management market. Cell Bio-Systems believes that no other bio-device company produces disposable cannulae that operate as well as the current re-usable products. By introducing to the market a viable disposable product, Cell Bio-Systems plans to establish a brand name by being the first to offer such a disposable product for tissue management, biopsy and stem-cell research.

Our competitive advantage will be that Cell Bio-Systems' product line will provide superior performance and solve several problems inherent in similar products currently being used.  In the Plastic Surgery market, these will be the only disposable cannulae designed specifically for fat transfer.

The nucleus of Cell Bio-Systems' products are its proprietary tissue management Bio-Devices used in both cosmetic and therapeutic procedures such as fat transplantation, liposuction, tissue biopsy, bone marrow transplantation and other soft tissue transplantation. These ingenious Bio-Devices integrate biotechnology with better device designs to improve the outcomes of tissue management procedures. Cell Bio-Systems accomplishes this by developing technologies that increase cell survivability, decrease tissue and patient trauma, maximize the capabilities of current products, decrease risks of contamination and increase the ease at which the procedures can be performed.

Objectives

Cell Bio-Systems has a simple strategy.  Phase 1 is to enter into the Plastic & Cosmetic Surgery market.  The purpose for this is three fold; 1 - Eight years of industry experience by management in this particular market segment.  2 - This market segment is a cash business.  There are no third party reimbursement issues, therefore a much quicker "to market" penetration cycle.  The initial pricing structure will range from $79 to $199 per kit, depending on kit configuration.   3 - The instruments currently used for fat re-injection are all re-usable instrumentation.  The marketplace is ready to make a change to disposable instrumentation making way for improvement in the procedural results and alleviating the current problems of cross-contamination.

Cell Bio-Systems plans to use this market niche as its springboard into orthopedic surgery, biopsy, urinary incontinence, and other third party reimbursable marketplaces.

Marketing

Cell Bio-Systems' management team has experience in marketing to the medical device industry, specifically in the cosmetic surgery marketplace.  With minimal funding, Cell Bio-Systems believes that it will be able to position itself as the leader in disposable syringe instrumentation for body sculpting and fat transfer technology because of its patented technology in the secure connections systems to the most commonly used syringes.

In addition, Cell Bio-Systems will advertise in surgical trade journals, exhibit at domestic and international trade shows and use telemarketing to increase company recognition and generate revenues.  The completion of Cell Bio-Systems' interactive website will enhance its marketing via interactive and streaming video showing new surgical techniques.  Cell Bio-Systems will also employ direct mail to further boost customer contacts.

Cell Bio-Systems further plans to use direct consumer marketing and public relations to educate the public on the safety benefits of the company's new products.

Cell Bio-Systems then plans to introduce its technology to the other markets in this plan and other promising markets such as dental, veterinary, commercial and military arenas.

Products are distributed to this market primarily by means of direct shipping to customer.  Marketing in this industry is done by Trade Shows, Medical Journals, Training Sponsorship, Sales Representatives, Internet, and customer service.  Cell Bio-Systems plans to market directly to Doctors, Clinics, and Hospitals.  The company will employ all the above methods of marketing and provide demonstrations and training via printed and video media.  We believe that we will gain a competitive advantage in that Cell Bio-Systems' product line may provide superior performance and solve several problems inherent in similar products currently used.  In the plastic surgery market, these will be the only disposable cannulae designed specifically for fat transfer.

To understand the cannula market of today, we think an analogy to the syringe of forty years ago is appropriate, then all syringes were re-usable glass tubes with stainless steel needles. As risk of infection was better understood, market demands shifted away from the re-usable syringes and needles, resulting in today's syringe market, which is almost 100% disposable.

Item 2.  Description of Property

         The Company has offices comprising 1980 square feet of commercial office space at 8885 Rio San Diego Drive, Suite 357, San Diego, California 92108. The phone number is (619) 615-0550. The space occupied is sufficient for the current needs of the Registrant. The Registrant pays rent of $4,000 month on a lease of three years with two years remaining.

Item 3.  Legal Proceedings

        There is no past, pending or, to our knowledge, threatened litigation or administrative action which has or is expected by our management to have a material effect upon our business, financial condition or operations, including any litigation or action involving our officer, director or other key personnel. There have been no changes in the company's accountants, or disagreements with its accountants.

Indemnification of Officers and Directors

         At present we have one indemnity agreement with its President, Marc Pilkington.  This agreement is contained in the Company's employment agreement with Mr. Pilkington and indemnifies him to the maximum extent allowed by law for any claims that arise out of his good faith performance of his duties. Our By-Laws and Certificate of Incorporation provide indemnification to the fullest extent allowed under New York law, and indemnifies our officers and directors against certain liabilities incurred with respect to their service in such capabilities. In addition, the Certificate of Incorporation provides that the personal liability of our directors, officers and our stockholders for monetary damages will be limited.

Item 4.    Submission of Matters to a Vote of Security Holders

           On August 22, 2003, a meeting of the Company's shareholders took place at which meeting the majority of shares entitled to vote approved a change in the name of the Company to Cell Bio-Systems, Inc. and the reverse split our common stock with one new share being issued for each four shares previously issued and outstanding.

Part II

Item 5.    Market for Common Equity and Related Stockholder Matters

General:

         We are authorized to issue 95,000,000 shares of Common Stock, at a par value $.0001 per share. As of January 23, 2004, the latest practicable date, there are 49,257,000 shares of common stock outstanding. The number of record holders of Common Stock as of that date is approximately 370. The Company is authorized to issue 5,000,000 preferred shares having a par value of $0.01 per share. No preferred shares are issued and outstanding.

Common Stock:

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

Market Information

         The Company's Common Stock is currently not traded.

Liquidation:

         In the event of a liquidation of the Company, all present stockholders are entitled to a pro rata distribution after payment of any claims. Warrant holders will not be entitled to liquidation rights, and will not be treated as stockholders prior to the exercise of the warrants.  The subsequent issuance of preferred stock could affect the priorities upon liquidation of the common stock holders.

Dividend Policy:

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

Stock Transfer Agent:

         Our transfer agent and registrar of the Common Stock is Holladay Stock Transfer Inc., 2939 North 67th Place, Scottsdale, AZ

Recent Sales of Unregistered Securities

         The information concerning the recent sales of unregistered securities required by Item 5 is incorporated by reference to the information set forth in Item 12 "Certain Relationships and Related Transactions" set forth hereafter.

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

Results of Operations:

        The Company has historically not had any revenues or earnings in its present business. Currently the Company is developing its disposable instruments, but has not yet produced revenues or earnings from operations.

Liquidity and Financial Resources

         As shown in the financial statements, the Company incurred a net loss of $105,100 during the year ended September 30, 2000.  Subsequently, it has entered a new business that remains in the development stage, producing no revenues and earnings.  At September 30, 2003, current liabilities equaled current assets yielding $-0- working capital.  Current assets, in cash and cash equivalents, had increased from nil at September 30, 2003 to $135,000.

These factors raise substantial doubt about the Company's ability to continue as a going concern. It is the intention of the Company's management to improve profitability by commencing planned principal operation and raising additional investment capital to provide for continued operating funds. The ultimate success of these measures is not reasonably determinable at this time.

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

CELL BIO-SYSTEMS, INC.
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

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Part III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Control of the Corporation was transferred on July 17, 2003 to David R. Koos. Mr. Koos reduced his share holdings in the Company on December 9, 2003 effectively ending his control of the Company. On that date he also resigned as an officer and director of the Company.  The following persons hold, As of the date of this report, the offices indicated below.

Name	Age	Position(s) Held

Marc Pilkington	47	President and Director
John Wright	44	Chief Financial Officer, Secretary and
		Director

All of the Company's officers and directors will continue to serve until the next annual shareholders' meeting presently schedule for March, 2005, or until their successors have been properly elected or appointed, and qualified.

Marc H. Pilkington is 47 years old and is a director, the President and CEO of the Registrant, and has been so since July 17, 2003.  Mr. Pilkington was the President of Cell Bio-Systems, Inc., a private Delaware corporation in the bio-medical device business, from 2002 to 2003 and was President of Tulip Medical, Inc., a bio-medical device manufacturer, from 1998 to 2001.  He was also an independent insurance agent from 2001 to 2002. Mr. Pilkington is the co-inventor of the patented super-luer connection system.  This is one of the main bio-medical devices that Registrant intends to refine.  Mr. Pilkington graduated with a B.S. degree in Professional Engineering from Embry Riddle Aeronautical University, Prescott, Arizona in January, 1989.

John Wright is 44 years old.   Prior to becoming the Chief Financial Officer, Secretary and a director of the Company on December 1, 2003, he was employed by Tulip Medical, Inc. from 2000 to the present as General Counsel for the medical instrument company, managing all legal, and some non-legal, matters including; product liability litigation, real estate negotiations, provisional patent filings, trademark and copyright establishment and defense, FDA filings, private placement and venture capital raising, creditor/debtor issues and litigation, vendor disputes, and day-to-day business counseling. Prior to his Tulip Medical employment, and receipt of his law degree in 1999 from the Thomas Jefferson School of Law, Mr. Wright worked as a Law clerk for three law firms, Rosner and Associates from 1998 to 2000, the Law Office of D. O'Connell from 1997 to 2000 and for Rudick Platt Glatt & Gertz from 1996 to 1999, during which time he researched many legal issues including, hazardous waste litigation (RCRA, CERCLA), disability access (ADA and Unruh), international business sales and subject matter jurisdiction, real property sales and leasing, unlawful detainers, zoning variances, insurance litigation, will/probate, personal injury, legal malpractice, employment discrimination, and, intellectual property. Prior to 1997, he worked as a mortgage banker from 1991 to 1995 and a sales associate in real estate offices from 1988 to 1991.  Mr. Wright received his B.A. degree cum laude from Point Loma Nazarene University in 1985 where he majored in Business and Economics. He is a Member of the California State Bar.

Item 10. Executive Compensation

The following Summary Compensation Table sets forth, for the three years ended September 30, 2003, the compensation for services in all capacities earned by all persons serving as an Officer in the Company during 2003 (the  "Named  Executive Officers").

SUMMARY COMPENSATION TABLE

				Total Cash	Non-Cash
Name and Principal Position	Year	Salary	Bonus	Compensation	Compensation
Marc Pilkington, President	2003	$14,333	$10,376	$24,709	$-0-
David Koos, Secretary	2003	$14,333	$10,376	$24,709	-0-

The Company does not maintain a stock option program, has granted no restricted stock awards and maintains no long-term incentive programs.  The Company has entered into an Employment Agreement with Marc Pilkington, our President and Chief Executive Officer.

Director Compensation

         Our directors receive no compensation for their services as director.

Director and Officer Insurance

         The Company has no directors and officers ("D & O") liability insurance.

Item 11.      Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of September 30, 2003, by (i) each person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934 (the "Exchange Act") who is known by the Company to own beneficially 5% or more of the Common Stock, (ii) each director of the Company, and (iii) all directors and executive officers as a group. Unless otherwise indicated, all persons listed below have sole voting power and investment power with respect to such shares.

         As of September 30, 2003, a total of 48,771,000 shares were issued and outstanding.

Shareholder*	Number	Percentage

David R. Koos, Ph.D. (1)	21,350,000	43.8%
790 Camino de la Reina
San Diego, CA 92108

Marc Pilkington (2)	3,100,000	6.4%
4070 Mount Terminus Drive
San Diego, CA 92111

Directors and Officers	24,450,000	50.2%
as a of group(2):

(1) Mr. Koos resigned as an officer and director of the Company effective December 1, 2003, and sold 5,457,901 shares of his stock position to the Company. Further, Mr. Koos holds  8,600,000 shares of the number indicated above indirectly a) as a beneficiary of the Bombadier Pacific Trust which holds a 46% position in Venture Bridge, Inc. that owns 8,107,901 shares of the Company.

(2) Does not include 1,457,901 shares earned subsequent to September 30, 2003 in the form of a stock bonus.

Item 12.   Certain Relationships and Related Transactions

On or about September 15, 2003, the Company issued to Cell Source Research, Inc.'s shareholders 33,510,000 shares of restricted common stock in partial payment for an assignment of a patent assignment and license, and a further license on know-how for certain cannula technology.  Due to the relationship between the officers of the Company and the prior officers of Cell Source Research, this is a related party transaction.

On November 25, 2003, the Company agreed to issue an additional 486,000 shares to Cell Source Research, Inc.'s shareholders in further partial payment for an assignment of a patent assignment and license, and a further license on know-how for certain cannula technology due to a miscalculation in the prior stock issuance.

On December 1, 2003, the Company purchased 5,457,901 shares of its common stock from David Koos, former director and former corporate secretary of the Company for $300,000 in cash.

Through the date of this report, Cell Source Research, Inc., licensor of the Company's proprietary technology, has advanced $777,413 to the Company.

Item 13.   Exhibits

Index to Exhibits
--------------------------------------------------------------------------

SEC REFERENCE NUMBER	TITLE OF DOCUMENT

3.1	Articles of Incorporation	(1)
--------------------------------------------------------------------------
3.2	Amendment to Articles of	(1)
	Incorporation
--------------------------------------------------------------------------
3.3	Additional Amendment to	(1)
	Articles of Incorporation
--------------------------------------------------------------------------
3.4	Bylaws	(1)
--------------------------------------------------------------------------
99.1	Certification of President pursuant to
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
January 27, 2000.
-----------------

Reports on Form 8-K

The Following Reports on Form 8-k were filed during the last quarter covered by this report:

As of July 18, 2003:   Item 1, Changes in Control of Registrant

                                  Item 5, Other Events, New Board members, Shareholder
                                              Meeting Called

As of August 27, 2003: Item 5, Report on Shareholder Meeting, Name change,
                                                 Reverse Split approved

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Cell Bio Diversified Holdings, Inc. has duly caused this Report to be signed on behalf of the undersigned thereunto duly authorized on January 23, 2004.

CELL BIO-SYSTEMS, INC.

By /s/   Marc Pilkington
   --------------------------------------------
           Marc Pilkington, President and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated and on January 23, 2004

Signature	Title	Date
---------	------	------

/s/ Marc Pilkington	Director	January 23, 2004
------------------------
Marc Pilkington

/s/ John Wright	Director	January 23, 2004
---------------------
John Wright

CERTIFICATIONS

I, Marc Pilkington, certify that:

1. I have reviewed this quarterly report on Form 10-KSB of Cell Bio-Systems, Inc.;

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

4. The registrant's other certifying officers and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls, which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

January 23, 2004

/s/  Marc Pilkington
--------------------------------
Marc Pilkington
President

I, John Wright, certify that:

1. I have reviewed this quarterly report on Form 10-KSB of Cell Bio-Systems, Inc.;

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

4. The registrant's other certifying officers and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls, which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

January 23, 2004

/s/  John Wright
------------------------------------
John Wright, Chief Financial Officer
Secretary

INDEX TO FINANCIAL STATEMENTS

Part 1 - Financial Information

                                                                                                                                                   Page

Item 1 - Financial Statements

        Independent Auditors' Report
        Balance Sheet as of September 30, 2003                                                                              F-2

        Statements of Operations for the twelve and three months ended September 30,
            2003 and 2002, and cumulative from July 2, 1999 (date of inception)
            through September 30, 2003                                                                                            F-3-F4

        Statement of Stockholders' Equity  for the year ended
            September 30, 2003 and for the period July 2, 1999 (date of inception)
            to September 30, 2003                                                                                                      F-5

        Statements of Cash Flows for the year ended September 30, 2003 and 2002, and Cumulative from July 2, 1999 (date of inception)
            through September 30, 2003                                                                                            F-6

        Notes to Financial Statements                                                                                         F-7 - F-14

INDEPENDENT AUDITORS' REPORT

Drakeford & Drakeford,LLC

Royston, Georgia
540-361-7090
Fax: 540-361-7092
a Professional Association

     We have audited the accompanying balance sheet of Cell Bio-Systems, Inc., formerly First India Diversified Holdings, Inc. (a development stage enterprise)as of September 30, 2003, and the related statements of operations, changes in shareholders' equity, and cash flows for the fiscal year ended September 30, 2003. We did not audit the financial statements of First India Diversified Holdings, Inc. for the period from July 2, 1999 (inception) to September 30, 2002. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Cell Bio-Systems, Inc. (formally First India Holdings, Inc.), is based solely on the report of the other auditors. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cell Bio-Systems, Inc. as of September 30, 2003, and the results of its operations and its cash flows for the fiscal year ended September 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred net losses of approximately $154,518 for the period from July 2, 1999 (date of inception) to September 30, 2003. These factors create substantial doubt about the Company's ability to continue as a going concern. The recovery of assets and continuation of future operations are dependent upon the Company's ability to obtain additional debt or equity financing and its ability to generate revenues sufficient to continue pursuing its business purposes (see note A).

December 29 , 2003
Royston, Georgia

CELL BIO-SYSTEMS, INC.
(Formerly First India Diversified Holdings, Inc.)

(A Development Stage Company)

BALANCE SHEET

September 30,
ASSETS	2003
CURRENT ASSETS
Cash and cash equivalents	$ 135,000

Total current assets	135,000

PROPERTY AND EQUIPMENT, net	0

OTHER ASSETS-License (Note B)	3,352

TOTAL ASSETS	$ 138,352
=========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued salaries	$ 49,418
Total current liabilities	49,418

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; authorized - 5,000,000
shares; 0 issued and outstanding at September 30, 2003	0
Common stock, $.0001 par value; authorized - 95,000,000 shares;
issued and outstanding - 48,771,000 shares at
September 30, 2003	4,877
Additional paid-in capital	103,575
Common stock subscriptions ( Note- C)	135,000
Deficit accumulated during development stage	(154,518)

Total stockholders' equity	88,934

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 138,352
=========

The accompanying notes are an integral part of these statements.

CELL BIO-SYSTEMS, INC.
(Formerly First India Diversified Holdings, Inc.)

(A Development Stage Company)

STATEMENTS OF OPERATIONS

		unaudited
		Cumulative
		from July 2,
		1999 (date of
Year ended September, 30		inception) to
2003	2002	September 30, 2003

Revenue	$ 0	$ 0	$ 0

Operating expenses
General and administrative	49,418	0	154,518

Total operating expenses	49,418	0	154,518

Operating loss	49,418	0	(154,518)

Net loss	$ (49,418)	$ 0	$ (154,518)

Basic and diluted loss per common share	$ (0.003)	$ (0.00)	$ (0.010)

Weighted average shares outstanding, basic and diluted	16,011,250	15,250,000	16,011,250

The accompanying notes are an integral part of these statements.

CELL BIO-SYSTEMS, INC.
(Formerly First India Diversified Holdings, Inc.)

(A Development Stage Company)

STATEMENTS OF OPERATIONS

Three months ended September 30,
2003	2002
Revenue	$ 0	$ 0

Operating expenses
General and administrative	49,418	0

Total operating expenses	49,418	0

Net loss	$ (49,418)	$ 0

Basic and diluted loss per common share	$ (.003)	$ 0

Weighted average shares outstanding, basic and diluted	18,295,167	15,250,000

The accompanying notes are an integral part of these statements.

CELL BIO-SYSTEMS, INC.

(Formerly First India Diversified Holdings, Inc.)

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

Deficit
accumulated
		Additional	during
Common stock		paid-in	development
Shares	Amount	capital	stage	Total

Subscription to common stock at par value	12,750,000	$ 1,275		$ 0	$ 1,275
Subscription to common stock at $.01 per share	2,500,000	250	103,575		103,825
Net income-Year ended September 30, 1999				0	0

Balance at September 30, 1999	15,250,000	1,525	103,575	0	105,100

Net loss-Year ended September 30, 2000				(105,100)	(105,100)

Balance at September 30, 2000	15,250,000	1,525	103,575	(105,100)	0

Net loss-Year ended September 30, 2001				0	0

Balance at September 30, 2001	15,250,000	1,525	103,575	(105,100)	0

Net loss- Year ended September 30, 2002				0	0

Balance at September 30, 2002	15,250,000	1,525	103,575	(105,100)	0

Reverse stock split (four to one), August 22, 2003
Common stock subscriptions- September 2003					135,000
Issuance of 33,521,000 common stock (restricted)
for license (Note E ) September 2003	33,521,000	3,352			3,352
Net loss- Year ended September 30, 2003				(49,418)	(49,418)

Balance at September 30, 2003	48,771,000	4,877	103,575	(154,518)	88,934

The accompanying notes are an integral part of this statement.

CELL BIO-SYSTEMS, INC.
(Formerly First India Diversified Holdings, Inc.)

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

		unaudited
		Cumulative
		from July 2,
		1999 (date of
Year ended September 30,		inception) to
2003	2002	September 30, 2003
Cash flows from operating activities
Net loss	$ (49,418)	$ 0	$ (154,518)
Adjustments to reconcile net loss to cash used in
operating activities
Accrued salaries	49,418		49,418

Net cash used in operating activities	0	0	(105,100)
Cash flows from financing activities
Issuance of common stock	0	0	105,100
Proceeds of common stock subscriptions	135,000	0	135,000

Net cash provided by financing activities	135,000	0	240,100

Net increase in cash	135,000	0	135,000

Cash and cash equivalents at beginning of period	0	0	0

Cash and cash equivalents at end of period	$ 135,000	$ 0	$ 135,000

Non-cash transactions:
Issuance of common stock for license	3,352	0	3,352
Interest	0	0	0
Taxes	0	0	0

The accompanying notes are an integral part of these statements.

CELL BIO-SYSTEMS, INC.
(Formerly First India Diversified Holdings, Inc.)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2003

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            Nature of  Development Stage Operations

Cell Bio-Systems, Inc. (the "Company"), formally First India Diversified Holdings, Inc.  was incorporated on July 2, 1999 under the laws of the State of New York whose operations are based in San Diego, California. The Company is seeking to exploit its proprietary and patented technologies in the specific field of living tissue management. Cell Bio-Systems' flagship technology is a "super-slick" coated, disposable cannula. A cannula is the "business end" of a syringe used in procedures ranging from liposuction to stem cell research.

On July 17,2003, the Company obtained an assignment from a related party allowing the Company to manufacture, market and sell disposable cannulas for use in liposuction. (See Note B.)

Basis of Presentation/ Going Concern

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in recent fiscal years. These factors raise  substantial doubt about the Company's ability to continue as a going concern. The recovery of assets and continuation of future operations are dependent upon its ability to obtain additional debt or operations are dependent upon the Company's ability to obtain additional debt or equity financing and its ability to generate revenues sufficient to continue pursuing its business purposes. The Company is actively pursuing financing to fund future operations.

CELL BIO-SYSTEMS, INC.

(Formerly First India Diversified Holdings, Inc.)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (continued)

September 30, 2003

NOTE A-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

        Cash and Cash Equivalents

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

        Use of Estimates in Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

CELL BIO-SYSTEMS, INC.
(Formerly First India Diversified Holdings, Inc.)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (continued)

September 30, 2003

NOTE A- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

                  Recent Accounting Pronouncements

New accounting statements issued, and adopted by the Company, include the following:

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 14 "Business Combinations" ("SFAS 141"), which requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. As a result, use of the pooling-of-interests method is prohibited for business combinations initiated thereafter. SFAS 141 also establishes criteria for the separate recognition of intangible assets acquired in a business combination. The adoption of SFAS 141 did not have a material impact on the Company's results of operations, financial position or cash flows

In July 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which requires that goodwill and certain other intangible assets having indefinite lives no longer be amortized to earnings, but instead be subject to periodic testing for impairment. Intangible assets determined to have definitive lives will continue to be amortized over their useful lives. This Statement is effective for the Company's 2003 fiscal year. However, goodwill and intangible assets acquired after June 30, 2001 are subject immediately to the non-amortization and amortization provisions of this Statement. The adoption of SFAS 142 did not have an impact on the Company's results of operations, financial position or cash flows.

In August 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), which provides the accounting requirements for retirement of obligations associated with tangible long-lived assets. This Statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. This Statement is effective for the Company's 2003 fiscal year, and early adoption is permitted. The adoption of SFAS 143 did not have a material impact on the Company's results of operations, financial position or cash flows.

CELL BIO-SYSTEMS, INC.
(Formerly First India Diversified Holdings, Inc.)

 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (continued)

September 30, 2003

NOTE A- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which excludes from the definition of long-lived assets goodwill and other intangibles that are not amortized in accordance with SFAS 142. SFAS 144 requires that long-lived assets to be disposed of by sale be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 also expands the reporting of discontinued operations to include components of an entity that have been or will be disposed of rather than limiting such discontinuance to a segment of a business. This Statement is effective for the Company's 2003 fiscal year, and early adoption isn permitted. The adoption of SFAS 144 did not have a material impact on the Company's results of operations, financial position or cash flows.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.  Among other provisions, this Statement eliminates the requirement that gains and losses from extinguishment of debt be classified as extraordinary items. The Company will adopt SFAS 145 in fiscal 2003, and has determined it will not impact the Company's financial position, results of operations or cash flows.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than when a company commits to an exit plan as was previously required. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company will adopt SFAS 146 in fiscal 2003, and has determined it will not impact the Company's financial position, results of operations or cash flows.

CELL BIO-SYSTEMS, INC.
(Formerly First India Diversified Holdings, Inc.)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (continued)

September 30, 2003

NOTE A- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." This statement amends SFAS No. 123, transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company accounts for stock-based employee compensation arrangements  in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS 123 and SFAS 148.

            In November 2002, FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others," was issued. This interpretation requires the initial recognition and initial measurement, on a prospective basis only, to guarantees issued or modified after December 31, 2002. Additionally, certain disclosures requirements are effective for financial statements ending after December 15, 2002. There were no disclosures required of the Company in the fiscal 2002 and 2003 financial statements.

             In January 2003, FASB Interpretation No. 46, "Consolidation of Variable Interest Entities,"     ("VIE's") was issued. This interpretation clarifies situations in which entities shall be subject to consolidation. This interpretation is effective for all VIE's created after January 31, 2003. The Company does not believe that the adoption of this interpretation will have any impact on its financial statements.

NOTE B - LICENSE

           On September 30, 2003, a license agreement was made between John Johnson ("Licensor"), and Cell Bio-systems, Inc. (Licensee"). Licensor is owner of the entire right, title, and interest in letters patent of the United States, issued March 26, 1991,  for an invention entitled Syringe Adapter and Method. Licensor grants to Licensee a semi-exclusive license to manufacture, produce, and sell licensed products throughout the United States, its territories, and possessions for an initial term ending twenty-four months after execution of the license agreement. The agreement will automatically renew for a subsequent twelve month term unless: (1) either party is in breach of the agreement which is not cured thirty days prior to the end of the licensing term; or, (2) written notice is served by either party to terminate the agreement during the last sixty days of the licensing term.

CELL BIO-SYSTEMS, INC.
(Formerly First India Diversified Holdings, Inc.)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (continued)

September 30, 2003

NOTE B - LICENSE (continued)

                  Royalties

Licensee will pay royalties to Licensor at the rate of 10% on the net selling price of all licensed products sold. For marketing purposes, Licensee may give licensed products to customers free of charge in order to promote future sales. There will be no royalties paid on products Licensee provides for promotional marketing purposes. These royalty-free promotions will not include any transfer to an affiliated person or company, or, any exchange of licensed products as incentive for stock purchase in Cell Bio-Systems or any affiliated company. A minimum annual royalty of $100,000.00 shall be paid to Licensor in monthly installments for each year the agreement is in effect. This will commence with the execution of of the agreement dated September 30, 2003.

NOTE C - COMMON STOCK SUBSCRIPTIONS

Cell Source Research, Inc. advanced $ 135,000 to the Company during the period August 2003 through September 30, 2003. The agreement between Cell Source and the Company are that these deposits are to be considered as an initial investment of Cell Source Research, Inc. for purchasing 108,000 shares of common stock of the Company. Cell Source Research, Inc. shall have until December 31, 2003 to purchase additional shares at the same $1.25 per share price.

NOTE D - COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is subject to various claims and proceedings that occur in the ordinary course of business.  Based on information currently available, the Company believes that none of these current claims or proceedings, either individually or in the aggregate, will have a material effect on the business.

Employment Contracts

On September 1, 2003, the Company executed executive employment agreements with the President and Corporate Secretary agreeing to pay a signing bonus in the amount of $100,000 each. The signing bonuses will be paid at the time management deems prudent, but not more than six months after the date of the employment agreements.

CELL BIO-SYSTEMS, INC.
(Formerly First India Diversified Holdings, Inc.)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (continued)

September 30, 2003

NOTE D - COMMITMENTS AND CONTINGENCIES (continued)

On November 25, 2003, the Secretary of the Company tendered his resignation effective December 1, 2003. He will receive two years salary for his severance and the Company will purchase four million shares of his common stock to use as bonuses and incentives for key employees. These shares will vest over five years (twenty per cent per year).

On November 25, 2003, the Company agreed to issue an additional 486,000 shares to Cell Source Research, Inc.'s shareholders in further partial payment for an assignment of a patent assignment and license, and a further license on know-how for certain cannula technology due to a miscalculation in the prior stock issuance.

NOTE E - STOCKHOLDERS' EQUITY

              On August 22, 2003 the Company's Board of Directors unanimously approved an amendment of the Articles of Incorporation to :

  reverse split the number of issued and outstanding shares of common stock, $0.0001 par value per share, of the Company ("common stock") from 61,000,000 to 15,250,000 shares.
  divide the authorized capital stock into 95,000,000 shares of common stock, par value $0.0001 per share and 5,000,000 shares of preferred stock, par value $0.01 per share, granting to the Board of Directors of the Company the right to create such series and classes of preferred stock having such rights and preferences as the Board of Directors may, from time to time, and in their sole discretion, to so designate.

            On September 15, 2003, the Company issued 33,521,000 shares of restricted common stock for a license agreement valued at par. (Note-B)